Form 10KSB
period 1999-12-31
GEXA GOLD CORP
filed 2001-06-05
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-16179

GEXA GOLD CORPORATION
(Name of Small Business Issuer in Its Charter)

Texas	75-0670175
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

24 Greenway Plaza, Suite 1826, Houston, TX	77046
(Address of Principal Executive Offices)	(Zip Code)

(713)-961-9399
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.01
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: None

At May 29, 2001, there were 377,956 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of this Annual Report on Form 10-KSB. The Issuer will seek to become current and reporting under the Securities Exchange Act of 1934 (the "Exchange Act") by filing the Annual Reports for the years ended December 31, 1999 and 2000, and Quarterly Reports on Form 10-QSB commencing with the three-month period ended March 31, 2001 under the Exchange Act. Affiliates of the Issuer own 121,769 shares of the Issuer’s issued and outstanding common stock.(*) The remaining 226,373 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at May 29, 2001 is approximately $90,549.

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13..
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

Forward-Looking Statements: This Annual Report on Form 10-KSB and other statements issued or made from time to time by Gexa Gold Corporation (the "Company") contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company and its officers and directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to the Company's management that could cause actual results to differ from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 filed as part of this Annual Report on Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports under the Exchange Act

Gexa Gold Corporation, a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing our Annual Reports on Form 10-KSB for the years ended December 31, 1999 and 2000, which contains our unaudited financial statements. The Company is an inactive entity as defined in Section 210.3-11 of Regulation S-X because it meets the following conditions: gross receipts from all sources for the fiscal years ended December 31, 1999 and 2000 were not in excess of $100,000; the Company has not purchased or sold any of its own stock, granted options or levied assessments on outstanding stock; expenditures for all purposes for the fiscal years ended December 31, 1999 and 2000 were not in excess of $100,000; no material change in the Company's business occurred during the fiscal years ended December 31, 1999 and 2000, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and no exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements. As a result of the fact that we are deemed to be an inactive entity, the financial statements filed herewith are unaudited. We have included text disclosure in our Annual Reports for the periods subsequent to the year ended December 31, 1999 and 2000 through the date of the filing under all items other than the financial statements. This disclosure includes our change of address, telephone and principal executive officer, among other material disclosure. We are seeking to become current under reporting requirements of the Exchange Act by the filing of our Annual Reports on Form 10-KSB for our years ended December 31, 1999 and 2000 together with our Quarterly Reports for the periods commencing March 31, 2001.

We were incorporated under the laws of Nevada on April 1,1985. In March 2001, concurrent with our share recapitalization, we were reincorporated under the laws of the State of Texas. Prior to the filing 1992 under Chapter XI of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho, we were engaged in the business of acquiring, exploring and developing mining properties. We emerged from this proceeding and our plan of reorganization was   approved by creditors and by the United States Bankruptcy Court in 1993. Since 1993 through 1999 and the date of filing of this Annual Report,  we conducted no commercial mining or other business activities.

There are numerous Federal and State laws and regulations related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its mining claims.

We have no present operations and this has led us to redirect our efforts and limited resources to seeking potential transactions with target companies. See the discussion under "Business Objective" below.

Business Objective

We now seek and our management will pursue acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). Our intention is to seek a Business Combination with a Target Business that we believe will have growth potential.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business with operations and/or locations outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad; or (ii) is engaged in wholesale or retail distribution, among other potential Target Business opportunities. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of our limited resources, we will have the ability to effect only a single Business Combination with a Target Business. We do not intend to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD. Our sole officer/director has had only preliminary contact with representatives of other companies regarding the possibility of a Business Combination, although none of these have resulted in any agreements or understandings. It is possible if not likely that any Business Combination will be consummated with any of the parties that we have been in contacted.

Our Common Stock was subject for quotation on the Pink Sheets under the symbol "GEXC"  during the last five years after our Common Stock was delisted from the OTCBB due to our bankruptcy filing in 1992 and as a result of our not being a current in our reporting requirements under the Exchange Act. We do not believe that there was any significant trading activity in our common stock following our bankruptcy filing in 1992, notwithstanding the fact that our Common Stock has been quoted from time to time on the "pink sheets".

Selection of a Target Business and Structuring of a Business Combination

At present, the Company has three officers and four directors. See Item 9. Part III. We believe to have substantial flexibility in identifying and selecting a prospective Target Business. As a result, we will be almost entirely dependent on the judgment of our current management in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (XI) the regulatory environment in which the Target Business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with our business objectives. In connection with its evaluation of a prospective Target Business, management, with the possible assistance of an independent investment banking firm, or third party consultants, anticipates that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our current executive officers and directors intend to devote only a small portion of their time to the our affairs and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to our affairs. However, each officer and director will devote such time as they deem reasonably necessary to carry out our business objective and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

We anticipate that various prospective Target Businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote ourselves, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. We may also engage the services of professional firms that specialize in finding business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our officers or directors or to any entity with which they are affiliated directly or indirectly.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to us, the Target Business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Acquisition Restrictions

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Our registration statement on Form 10-12g was filed on September 3, 1987. As of the date of this Annual Report on Form 10-KSB, we are subject to certain reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act"), including the requirement to file quarterly reports on Form 10-QSB and Annual Reports on From 10-KSB, with the SEC and to continue to file such reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering one or two years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination. In addition, under the Texas Business Corporation Act and Article 5.01 Merger, Article 5.02 Share Exchange or Acquisition and Article 5.03. Action on Plan of Merger or Exchange, a Business Combination, including a merger or share exchange, generally requires the approval by the Board of Directors and a majority of all shareholder votes entitled to vote. Exhibit 99.2 Texas Business Corporation Act Part V, Article 5.1, 5.2 and 5.3.

Business Experience of Principals

The present management of the Company consists of Mr. Neil M. Leibman, who serves as our Chief Executive Officer and Director, Ms. Marcie C. Zlotnik, President and Director, and Mr. Kyle A. MacDonald, Chief Technical Officer.

Mr. Leibman, CEO: Mr. Neil Leibman has an undergraduate degree from Emroy University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman has been practicing law in Texas. His law firm is specialized in corporate law and business litigation. Mr. Leibman currently sits on the Board of Directors of Sundowner Pools & Landscape, Inc. and EZUtilities Corp. In addition, he serves as Vice Chairman of the Board of Trustee of The Fay School and on the Development Council of Texas Childrin's Hospital.

Ms. Marcie Zlotnik, President: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Mr. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas.

Mr. Kyle A. MacDonald, Chief Technical Officer: Mr. MacDonald graduated from the University of Colorado in Boulder with a Bachelor of Fine Arts, majoring in Political Science in 1987. Mr. MacDonald co-founded TouchMedia Networks, Inc., an interactive kiosk provider in 1992, which was later sold to High Technology solutions, Inc. Mr. MacDonald became Director of Business Development at High Technology Solutions, Inc.

Our current officers do not hold any management position or directorship in other reporting companies.

Retention of the Investment Banker

We may engage an investment-banking firm, which is a member of the NASD to assist us in identifying, evaluating, structuring and negotiating potential Business Combinations. At present we do not have the cash resources to engage and pay for investment banking services.

RISK FACTORS

The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. Further, reference is made to the disclosure in "all capitalized letters" on the first page following the cover page of this Annual Report on Form 10-KSB.

The following factors contain certain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

NO RELEVANT OPERATING HISTORY; LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

We have at present no business operations and therefore our historical financial information contained in this Form 10-KSB is of limited value to potential investors in evaluating any investment in our Company. Although our management, has had extensive experience regarding the evaluation and acquisition of Target Businesses, because of our lack of operating history, and limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income or revenues. From March 2001 to date, our management is providing us with limited funding, on a as needed basis, necessary for us to continue our corporate existence. Our management has not agreed in writing to provide any interim financing for any period until we complete a Business Combination, if ever. However, management may from time to time advance funds on a as needed basis. Such funding was and will not be paid through the Company. In addition, we will not achieve any revenues unless and until the consummation of a Business Combination, of which there can be no assurance. Moreover, there can be no assurance that any Target Business, at the time of our consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT.

The filing of this Form 10-KSB under the Exchange Act does not involve the offering of any securities. While there can be no assurance, it may be expected that upon our becoming current under the reporting requirements of the Exchange Act a trading market may develop for our securities, however limited. Therefore, any persons who invest in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential Business Combination(s) in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection the selection of a Target Business. There can be no assurance that determinations ultimately made by our management will permit us to achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS COMBINATIONS; INABILITY TO DETERMINE A TARGET BUSINESS AT PRESENT

"Blank check" companies are inherently characterized by the absence of substantive disclosure, other than general descriptions, relating to potential Business Combinations and Target Businesses. We have not yet identified a prospective Target Business. Accordingly, shareholders and any person contemplating any investment in our shares, in the event that any active trading market commences, of which there can be no assurance, have no substantive information concerning consummation of any specific Business Combination. There can be no assurance that any Target Business with which we enter into a Business Combination, if any will ultimately prove to be more favorable to shareholders than any other investment, if such opportunity were available, to shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Our Common Stock was listed for trading on the OTC Bulletin Board under the symbol "GEXC" until we filed for bankruptcy in 1992 and we were delisted afterwards as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was any significant trading activity in the our Common Stock since that date, notwithstanding the fact that our Common Stock has been quoted from time to time on the "pink sheets". There can be no assurance that there will be an active trading market for our securities following the completion of a Business Combination if, in fact, such Business Combination shall occur. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. While a prospective Target Business may deem a consummation of a Business Combination with us to be desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control, the time and expense incurred to comply and compliance with various Federal and state securities laws that regulate initial public offerings.

UNCERTAIN STRUCTURE OF BUSINESS COMBINATION

The structure of a future transaction with a Target Business cannot be determined at the present time and may take, for example, the form of a merger, an exchange of stock or an asset acquisition. We may form one or more subsidiary entities to effect a Business Combination and may, under certain circumstances, distribute the securities of any such subsidiaries to our shareholders. There can be no assurance that any market will develop for our securities or the securities of any subsidiary distributed to shareholders or, if any such market develops, no assurance can be given as to the prices at which such securities might trade or whether any trading market will be sustained. The structure of a Business Combination or the distribution of securities to shareholders may result in our taxation, the taxation of any Target Business or tax implications for our shareholders. Nevertheless, it is our intention to structure any Business Combination so that it will not result in a taxable event under the Internal Revenue Code or the laws of any jurisdiction.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS; UNASCERTAINABLE RISKS

While we will target industries located in the United States, while reserving the right to acquire a Target Business located elsewhere, we have not selected any particular Target Business or industry in which to concentrate our Business Combination efforts. None of our directors or executive officers has had any contact or discussions with any entity or representatives of any entity regarding a consummation of a Business Combination. Accordingly, there is no basis for shareholders to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any Business Transaction.

CONFLICTS OF INTEREST

Our officers and director are not required to commit their full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. Therefore, there may be a conflict of interest in allocating management time among his various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if our management devoted his full time to our affairs. However, our officers and directors will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation and consummation of a Business Combination. Our management has not identified and is not currently negotiating a Business Combination for the Company.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS MANAGEMENT; POSSIBILITY THAT MANAGEMENT WILL CHANGE

The role of our executive officer/director in our future operations following a Business Combination with a Target Business cannot be determined with any certainty at this time. Although we intend to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination, and may retain an independent investment banking firm to assist us in this regard, there can be no assurance that our assessment of such management will prove to be correct, especially in light of the possible inexperience of our current management in evaluating certain types of businesses. While it is possible that certain of our directors or executive officers will remain associated with us in some capacities following a consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to our affairs. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the Target Business with which we enter into a Business Combination. We may also seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will successfully recruit additional personnel or that the additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that our future management will have the necessary skills, qualifications or abilities to manage a public company embarking on a program of business development.

POSSIBLE BUSINESS COMBINATION WITH A TARGET BUSINESS OUTSIDE THE UNITED STATES

It is possible that we may effectuate a Business Combination with a Target Business located outside the United States, or which has business operations outside of the United States. In such event, we may face the additional risks of language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers. Furthermore, due to our limited resources, it may be difficult to assess fully these additional risks. Therefore, a Business Combination with a Target Business outside the United States may increase the risk that we will not achieve our business objectives.

COMPETITION

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, other blank check and blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial resources, we will lack the resources as compared to those of many of our potential competitors. Further, such competitors will generally not be required to seek the prior approval of their own shareholders to approve a Business Combination, which may enable them to close a Business Combination far more quickly and expeditiously than we may. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve its stated business objectives.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors that we may confront in any particular industry. The degree of competition characterizing an industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, we will have the resources to compete in an industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

ADDITIONAL FINANCING REQUIREMENTS

Because we have no revenues and have no present operations, we will be entirely dependent upon the willingness of our present management to fund any costs associated with the search, evaluation and consummation of a Business Combination, as well as, paying for the legal and accounting costs associated with filing the required reports under the Exchange Act. Since March 1, 2001, our current Management has paid expenses on behalf of the Company of approximately $50,000 through the date of this Form 10-KSB to pay certain fees on behalf of the Company. In addition, the Company is currently negotiating with CR Capital Services, Inc., a company providing corporate securities compliance services, for payment for services in connection with the preparation and filing of this Form 10-KSB and our Quarterly Reports due under the Exchange Act in order for us to become current in our reporting obligations. The amount of the legal and related consulting fees has not been determined with certainty at the date of the filing of this Form 10-KSB, but we expect to be able to pay such expense in shares of our common stock. In fact, we are dependent upon the willingness of such third parties to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a Business Combination. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we effect a Business Combination. However, as we have not yet identified any prospective Target Business candidates, we cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that our available resources from our Management prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to consummate a Business Combination or continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

STATE BLUE SKY REGISTRATION; RESTRICTED RESALE OF THE SECURITIES

Because the securities registered hereunder have not been registered for resale under the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Most jurisdictions do not allow under any circumstances the trading or resale of "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one or virtually non-existent.

It is the intention of the management following the consummation of a Business Combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY

We do not expect to pay dividends prior to the consummation of a Business Combination. The payment of dividends after consummating a Business Combination, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our Board of Directors as then constituted. It is our expectation that any future management following a Business Combination will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock, par value $0.01. Previously, there are 37,779 shares of Preferred Convertible Stock issued and outstanding, which were converted into 37,779 shares of common stock in February 2001. Following this conversion, the company undertook a recapitalization resulting in a 25-1 reverse split. Although we have no written commitments as of the date hereof to issue any additional shares of Common Stock, we will, in all likelihood, issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with or following a Business Combination. To the extent that additional shares of Common Stock are issued in any Business Combination, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue a substantial number of shares of Common Stock in connection with or following a Business Combination, a change in control of the Company will occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of its equity securities.

Our Articles of Incorporation also authorizes the issuance of 2,500,000 shares of preferred stock (the "Preferred Stock"), par value $0.05, with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as our Board of Directors, subject to the laws of the State of Texas, may determine from time to time. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we do not currently intend to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. As of the date hereof, we have no shares of Preferred Stock issued and outstanding.

COMPLIANCE WITH PENNY STOCK RULES

Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of Common Stock is less than $5. Unless our Common Stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for that particular security of Gexa and could make it more difficult for investors to sell that particular security.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas, which space is provided to us on a rent-free basis by Mr. Neil Leibman. The office facility consist of approximately 800 square feet of office space. It is anticipated that this arrangement for rent-free space will remain until such time as we successfully consummate a Business Combination. The space made available for us at the offices of Mr. Leibman are sufficient for the foreseeable future, until such time as we shall conclude a Business Combination.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our Common Stock was listed for trading on the OTC Bulletin Board (OTCBB) under the symbol "GEXA" until our Common Stock was delisted in 1992 following our bankruptcy filing under Chapter XI after which date our Common Stock was quoted from time to time on the "pink sheets" under the symbol GEXA. The Company changed its symbol to GECX in March 31, 2001. We were also delisted from the OTCBB as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was ever any significant trading activity in our Common Stock at any time.

(B) Holders of Common Stock

At March 28, 2001, there were approximately 2,606 holders of record of Gexa Gold Corporation's common stock.

(C) Dividends

We have never paid any of dividends on our Common Stock, have no funds from which to pay dividends and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, its need for capital and its overall financial condition.

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during the past three years.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis and plan of operation contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. See Exhibit 99.1 attached hereto regarding The Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward Looking Statements.

Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the section entitled "Risk Factors" under Item 1 Part 1. Other factors besides those listed could also adversely affect us in the future.

Overview

Our current activity is related to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 1999 and at the date filing of this Annual Report on Form 10-KSB, we have no cash or other current assets.

During 1999 and 2000 we raised no funds through the sale of securities. We have generated no revenues from any source nor have we received any funding. Since Mr. Leibman became our chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $50,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding. Further, the repayment terms of any payments made on behalf of the Company by Mr. Leibman have not been determined at the date of the filing of this Form 10-KSB. Mr. Leibman is presently negotiating on behalf of the Company with its attorney and CR Capital Services, Inc., its corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a Business Combination. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to the Company, if at all. We anticipate that in connection with a Business Combination, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of Gexa may be expected to occur.

There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. Gexa does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of Gexa. The inability of Gexa to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on Gexa financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject Gexa to all the risks inherent thereto.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2000 and 1999.

GEXA GOLD CORPORATION
BALANCE SHEETS DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999
Current Assets:
Cash	$0	$0
Other current assets	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0
Total liabilities	0	0
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; 37,779 preferred convertible shares issued and
outstanding	1,889	1,889
Common stock, $.01 par value; 75,000,000 shares
authorized; 340,177 shares issued and outstanding	3,402	3,402
Additional paid-in capital	-	-
Accumulated (loss)	(5,291)	(5,291)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA GOLD CORPORATION
STATEMENT OF OPERATIONS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Revenues	$-	$-

Administrative expense	-	-

Total Expenses	-	-

Income (loss) from continuing operations	-	-

Income (loss) from discontinued operations	-	-

Income Taxes	-	-

Net income (loss)	$-	$-

Basic net loss per common share	$0.00	$0.00
Diluted net loss per common share	$0.00	$0.00

Basic weighted average common shares outstanding	340,177	340,177
Diluted weighted average common shares outstanding	346,474	346,474
See accompanying notes to financial statements.

GEXA GOLD CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2000 AND 1999

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, December 31, 1998	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
Effect of 1 for 25 revers stock split
Net loss						0
Balance, December 31, 1999	37,779	1,889	340,177	3,402	0	(5,291)	0
Net income					0

Balance, December 31, 2000	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
See accompanying notes to financial statements.

GEXA GOLD CORPORATION
STATEMENT OF CASH FLOW YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Operating activities:
Net income (loss)	$0	$0
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	0	0
Changes in operating assets and liabilities
Accounts receivable	0	0
Other current assets	0	0
Accounts payable	0	0
Accrued expenses and other liabilities	0	0
Net cash provided by operating activities	0	0
Investing activities:
Purchases of equipment	0	0
(Payments to) proceeds received from affiliate	0	0
Net cash provided by (used in) investing activities	0	0
Financing activities:
Proceeds from borrowings from stockholder	0	0
Proceeds from borrowings under term loan	0	0
Net cash provided by (used in) financing activities	0	0
Net increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
See accompanying notes to financial statements.

GEXA GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gexa Gold Corporation (hereinafter "the Company") was incorporated on April 1, 1985 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. During the year ended December 31, 1999, the Company maintained offices in Wallace, Idaho. The Company's fiscal year ends December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principal Business Activities

The Company has been in the minerals exploration business since its formation in April 1985 and has not yet realized any significant revenues from its planned operations. The Company has ceased its mineral exploration operations and has had no operations during the year ended December 31, 1999.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements the Company has had no sales and had negative working capital in fiscal year 1999. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

For income tax reporting purposes, the Company has elected to treat its current and historical operating expenses as capitalizable exploration and development costs under IRC Code Section 616 (b). Accordingly, the Company has no net operating loss carryforwards.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - STOCKHOLDERS' EQUITY

During the prior three years, the Company has not issued any common stocks.

NOTE 4 - RELATED PARTIES

The Company occupies office space provided by its officers and directors at no charge. The value of this space is not considered materially significant for financial reporting purposes.

NOTE 5 – SUBSEQUENT EVENTS

An officer of the Company has paid expenses for the benefits of the Company totaling approximately $50,000 as of April 2, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We are filing this Annual Report for the year ended December 31, 1999, which contains our financial statements for the year ended December 31, 2000 and 1999. The Company is an inactive entity as defined in Section 210.3-11 of Regulation S-X. The financial statements filed herewith are unaudited. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles in previous annual filings on Form 10-KSB. There was no disagreement with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. At the time of this filing, the Company has not engaged a new accountant. The financial statements for the year ended December 31, 2000 and 1999 were prepared by our President.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present we have three executive officers and four directors. We have elected to maintain seven board seats to serve three year staggered terms. We may elect more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.

The following table sets forth as the name, age and position held with respect to our directors and executive officer:

Name	Age	Positions	Term
Neil Leibman	41	Chief Executive Officer, Director	one years
Marcie Zlotnik	41	President, Director	one years
Kyle A. MacDonald	37	Chief Technical Officer	one years
Steven H. Bethke	42	Director	one years
Norman George	63	Director	one years

Mr. Leibman, CEO: Mr. Neil Leibman has an undergraduate degree from Emroy University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman has been practicing law in Texas. His law firm is specialized in corporate law and business litigation. Mr. Leibman currently sits on the Board of Directors of Sundowner Pools & Landscape, Inc. and EZUtilities Corp. In addition, he serves as Vice Chairman of the Board of Trustee of The Fay School and on the Development Council of Texas Childrin's Hospital.

Ms. Marcie Zlotnik, President: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Mr. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas.

Mr. Kyle A. MacDonald, Chief Technical Officer: Mr. MacDonald graduated from the University of Colorado in Boulder with a Bachelor of Fine Arts, majoring in Political Science in 1987. Mr. MacDonald co-founded TouchMedia Networks, Inc., an interactive kiosk provider in 1992, which was later sold to High Technology solutions, Inc. Mr. MacDonald became Director of Business Development at High Technology Solutions, Inc.

Mr. Bethke is currently Chairman and CEO of Affordable Telecommunication Technology Corporation (Symbol: ATTP), a public which shares are subject to quotation on the OTCBB. Mr. Bethke previously was employed as General Manager of Houston Telephone and Paging (HT&P), from July, 1995 to September, 1996. Prior to joining HT&P, he was employed as a consultant to HT&P from January, 1995 to July, 1995. Prior to joining HT&P as a consultant, he was employed by Even America, Inc. (which is the North American marketing company for Samson Electronics LTD, a Korean electronics manufacturer, including paging equipment) as North American Sales Manager from August 1994 to July, 1995. Mr. Bethke was Manager of Indirect Distribution with MobileComm (a Bell South company) from June 1993 to August 1994. Prior to that time he was employed as Manager of Distribution for Houston Cellular Telephone Company from November 1988.

Mr. George is currently a Director and Chief Financial Officer of Affordable Telecommunication Technology Corporation (Symbol: ATTP), a public company which shares are subject to quotation on the OTCBB the Company, was hired as part-time Chief Financial Officer on September 1, 1998 and remained in such capacity until mid-1999 at which time he became full-time CFO. Prior to joining the Company, he was self -employed with ownership interest in numerous retail companies over the past twenty-five (25) years. He formerly was employed for 10 years by Peat, Marwick and Mitchell as a retail consultant. He is a graduate of the University of Texas with a degree in Finance and Accounting.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Not Filed
Neil Leibman	Forms 3, 4 and 5
Marcie Zlotnik	Forms 3, 4 and 5
Kyle A. MacDonald	Forms 3, 4 and 5
Steven H. Bethke	Forms 3, 4 and 5
Norman George	Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Neil Leibman, CEO, Director, Since 3-2001		0	0	0	0	0	0	0
Marcie Zlotnik, President, Director, Since 3-2001		0	0	0	0	0	0	0
Kyle A. MacDonald, CTO, Since 3-2001		0	0	0	0	0	0	0
Steven H. Bethke, Director, Since 3-2001		0	0	0	0	0	0	0
Norman George, Director, Since 3-2001		0	0	0	0	0	0	0
Justin Rice	2000	0	0	0	0	0	0	0
Justin Rice	1999	0	0	0	0	0	0	0
Justin Rice	1998	0	0	0	0	0	0	0
Gary Rice	2000	0	0	0	0	0	0	0
Gary Rice	1999	0	0	0	0	0	0	0
Gary Rice	1998	0	0	0	0	0	0	0
Robert McDougal	2000	0	0	0	0	0	0	0
Robert McDougal	1999	0	0	0	0	0	0	0
Robert McDougal	1998	0	0	0	0	0	0	0

(1) All new officers commenced serving in such positions in March 2001. During 1999 and 2000, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors nor any arrangement to pay any compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of April 21, 2001, and the date of the filing of this Form 10-KSB for the year ended December 31, 1999 and 2000, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding(a)
Neil Leibman, CEO, 24 Greenway, Suite 1826, Houston, TX 77046(1)	0	0%
Marcie Zlotnik, President, 24 Greenway, Suite 1826, Houston, TX 77046	0	0%
Kyle A. MacDonald, CTO, 24 Greenway, Suite 1826, Houston, TX 77046	0	0%
N. Peter Hamilton	21,363	6.27%
N. A. Degerstorm, Inc.	47,899	14.08%
Justin L. Rice	30,627	9.00%
Gary L. Rice	21,880	6.43%
All Officers and Directors as a Group (one person)	0	0%
Based on 340,177 shares of Common Stock outstanding as of December 31, 2001.
(1) Mr. Leibman became the Company’s CEO and director in March 2001.
(2) Ms. Zlotnik became the Company’s President and director in March 2001.
(3) Mr. MacDonald became the Company’s Chief Technology Officer in July 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transaction during the last two years, or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-12g filed September 3, 1987.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-12g filed September 3, 1987.
99.1	Save Harbor Compliance Statement for Forward-Looking Statements
99.2	Texas Business Corporation Act Part V, Article 5.1, 5.2 and 5.3.

Description of Exhibits

Exhibit 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Gexa Gold Corporation ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments.

EXHIBIT 99.2

Art. 5.01. Merger

     A. A domestic corporation may adopt a plan of merger and one or more domestic corporations may merge with one or more domestic or foreign corporations or other entities if:

     (1) the board of directors of each domestic corporation that is a party to the plan of merger acts upon and its shareholders (if required by Article 5.03 of this Act) approve the plan of merger in the manner prescribed in Article 5.03 of this Act;

     (2) if one or more foreign corporations or other entities is a party to the merger or is to be created by the terms of the plan of merger, (a) the merger is permitted by the laws of the state or country under whose law each foreign corporation, if any, that is a party to the merger is incorporated, (b) the merger is either permitted by the laws under which each other entity that is a party to the merger is incorporated or organized or by the constituent documents of the other entity that are not inconsistent with such laws, and (c) each foreign corporation or other entity that is a party to the merger complies with such laws or documents in effecting the merger; and

     (3) no shareholder of a domestic corporation that is a party to the merger will, as a result of such merger, become personally liable, without his consent, for the liabilities or obligations of any other person or entity.

     B. A plan of merger shall set forth:

     (1) the name of each domestic or foreign corporation or other entity that is a party to the merger and the name of each domestic or foreign corporation or other entity, if any, that shall survive the merger, which may be one or more of the domestic or foreign corporations or other entities party to the merger, and the name of each new domestic or foreign corporation or other entity, if any, that may be created by the terms of the plan of merger;

     (2) the terms and conditions of the merger including, if more than one domestic or foreign corporation or other entity is to survive or to be created by the terms of the plan of merger, (a) the manner and basis of allocating and vesting the real estate and other property of each domestic or foreign corporation and of each other entity that is a party to the merger among one or more of the surviving or new domestic or foreign corporations and other entities, (b) the name of the surviving or new domestic or foreign corporation or other entity that is to be obligated for the payment of the fair value of any shares held by a shareholder of any domestic corporation that is a party to the merger who has complied with the requirements of Article 5.12 of this Act for the recovery of the fair value of his shares, and (c) the manner and basis of allocating all other liabilities and obligations of each domestic or foreign corporation and other entity that is a party to the merger (or making adequate provision for the payment and discharge thereof) among one or more of the surviving or new domestic or foreign corporations and other entities;

     (3) the manner and basis of converting any of the shares or other evidences of ownership of each domestic or foreign corporation and other entity that is a party to the merger into shares, obligations, evidences of ownership, rights to purchase securities or other securities of one or more of the surviving or new domestic or foreign corporations or other entities, into cash or other property, including shares, obligations, evidences of ownership, rights to purchase securities or other securities of any other person or entity, or into any combination of the foregoing, and if any shares or other evidences of ownership of any holder of a class or series of shares or other evidence of ownership is to be converted in a manner or basis different than any other holder of shares of such class or series or other evidence of ownership, the manner and basis applicable to such holder;

     (4) as an exhibit or attachment, the articles of incorporation of any new domestic corporation to be created by the terms of the plan of merger; and

     (5) the articles of incorporation or other organizational documents of each other entity that is a party to the merger and that is to survive the merger or is to be created by the terms of the plan of merger.

     C. The plan of merger may set forth:

     (1) any amendments to the articles of incorporation of any surviving corporation;

     (2) provisions relating to a share exchange; and

     (3) any other provisions relating to the merger.

     D. Upon the merger's taking effect, the surviving or new foreign corporation or other entity, if any, that is the sole surviving or new foreign corporation or other entity in the merger, or if more than one domestic or foreign corporation or other entity is to survive or to be created by the terms of the plan of merger, the surviving or new foreign corporation or other entity that is designated in the plan of merger to be the entity obligated for the payment of the fair value of any shares held by a shareholder who has complied with the requirements of Article 5.12 of this Act for the recovery of the fair value of his shares, is deemed:

     (1) to appoint the Secretary of State in this State as its agent for service of process in a proceeding to enforce any obligation or the rights of dissenting shareholders of each domestic corporation that is a party to the merger; and

     (2) to agree that it will promptly pay to the dissenting shareholders of each domestic corporation that is a party to the merger the amount, if any, to which they are entitled under Article 5.11 of this Act.

     E. This Article does not limit the power of a domestic or foreign corporation or other entity to acquire all or part of the shares of one or more classes or series of a domestic corporation through a voluntary exchange or otherwise.

     F. This Article does not limit the power of domestic or foreign corporations to merge pursuant to Article 5.16 of this Act.

Acts 1955, 54th Leg., p. 239, ch. 64, eff. Sept. 6, 1955. Amended by Acts 1971, 62nd Leg., p. 1173, ch. 276, Section 2, eff. May 19, 1971.

Sec. B amended by Acts 1983, 68th Leg., p. 1714, ch. 326, Section 1, eff. Aug. 29, 1983; Acts 1983, 68th Leg., p. 2569, ch. 442, Section 7, eff. Sept. 1, 1983. Amended by Acts 1989, 71st Leg., ch. 801, Section 26, eff. Aug. 28, 1989; Secs. B and D amended by Acts 1991, 72nd Leg., ch. 901, Section 25, eff. Aug. 26, 1991; Sec. B amended by Acts 1997, 75th Leg., ch. 375, Section 24, eff. Sept. 1, 1997.

Art. 5.02. Share Exchange or Acquisition

     A. One or more domestic or foreign corporations or other entities may acquire all of the outstanding shares of one or more classes or series of one or more domestic corporations if:

     (1) the board of directors of each domestic corporation that is a party to the plan of exchange acts on a plan of exchange in the manner prescribed by Article

5.03 of this Act and its shareholders (if required by Article 5.03 of this Act ) approve the plan of exchange;

     (2) one or more foreign corporations or other entities is to issue shares or other interests as part of the plan of exchange, the issuance of such shares or interests is either permitted by the laws under which such foreign corporation or other entity is incorporated, organized, or not inconsistent with such laws; and

     (3) each acquiring domestic or foreign corporation or other entity takes all action that may be required by the laws of the state or country under which it was incorporated or organized and by its constituent documents to effect the exchange.

     B. A plan of exchange must set forth:

     (1) the name of the corporation or corporations whose shares will be acquired and the name of each acquiring domestic or foreign corporation and other entity;

     (2) the terms and conditions of the exchange including, if there is more than one acquiring domestic or foreign corporation or other entity, the shares to be acquired by each such corporation or other entity; and

     (3) the manner and basis of exchanging the shares to be acquired for shares, obligations, evidences of ownership, rights to purchase securities or other securities of one or more of the acquiring domestic or foreign corporations or other entities that is a party to the plan of exchange, or for cash or other property, including shares, obligations, evidences of ownership, rights to purchase securities or other securities of any other person or entity, or for any combination of the foregoing, and if any shares or other evidences of ownership of any holder of a class or series of shares or other evidence of ownership is to be exchanged in a manner or basis different than any other holder of shares of such class or series or other evidence of ownership, the manner and basis applicable to such holder.

     C. The plan of exchange may set forth any other provisions relating to the exchange and may be contained in and be a part of a plan of merger.

     D. A plan of exchange may not be effected if any shareholder of a domestic corporation that is a party to the share exchange will, as a result of the share exchange, become personally liable, without his consent, for the liabilities or obligations of any other person or entity.

     E. This Article does not limit the power of a domestic or foreign corporation or other entity to acquire all or part of the shares of one or more classes or series of a domestic corporation through a voluntary exchange or otherwise.

Acts 1955, 54th Leg., p. 239, ch. 64, eff. Sept. 6, 1955. Amended by Acts 1971, 62nd Leg., p. 1173, ch. 276, Section 3, eff. May 19, 1971.

Sec. B amended by Acts 1983, 68th Leg., p. 2570, ch. 442, Section 8, eff. Sept. 1, 1983. Amended by Acts 1989, 71st Leg., ch. 801, Section 27, eff. Aug. 28, 1989; Sec. B amended by Acts 1991, 72nd Leg., ch. 901, Section 26, eff. Aug. 26, 1991; Secs. A, B amended by Acts 1997, 75th Leg., ch. 375, Section 25, eff. Sept. 1, 1997.

Art. 5.03. Action on Plan of Merger or Exchange

     A. Except as provided by Sections G and H of this Article, after acting on a plan of merger or exchange in the manner prescribed by Subsection (1) of Section B of this Article, the board of directors of each domestic corporation that is a party to the merger, and the board of directors of each domestic corporation whose shares are to be acquired in the share exchange, shall submit the plan of merger or exchange for approval by its shareholders. Unless the articles of incorporation otherwise require, no approval by shareholders of a plan of merger is required under this Article for any corporation that is a party to the plan of merger unless that corporation is also a party to the merger.

     B. Except as provided by Sections G and H of this Article, for a plan of merger or exchange to be approved:

     (1) the board of directors of the corporation shall adopt a resolution recommending that the plan of merger or exchange be approved by the shareholders of the corporation, unless the board of directors determines that for any reason it should not make that recommendation, in which case the board of directors shall adopt a resolution directing that the plan of merger or exchange be submitted to shareholders for approval without recommendation and, in connection with the submission, communicate the basis for its determination that the plan be submitted to shareholders without any recommendation; and

     (2) the shareholders entitled to vote on the plan of merger or exchange must approve the plan.

     C. The board of directors may condition its submission to shareholders of a plan of merger or exchange on any basis.

     D. The corporation shall notify each shareholder, whether or not entitled to vote, of the meeting of shareholders at which the plan of merger or exchange is to be submitted for approval in accordance with Article 2.25 of this Act. The notice shall be given at least 20 days before the meeting and shall state that the purpose, or one of the purposes, of the meeting is to consider the plan of merger or exchange and shall contain or be accompanied by a copy or summary of the plan.

     E. Unless the board of directors (acting pursuant to Section C of this Article) requires a greater vote or a vote by class or series, the vote of shareholders required for approval of a plan of merger or exchange shall be the affirmative vote of the holders of at least two-thirds of the outstanding shares of each corporation entitled to vote thereon, unless any class or series of shares of any such corporation is entitled to vote as a class thereon, in which event the vote required for approval by the shareholders of such corporation shall be the affirmative vote of the holders of at least two-thirds of the outstanding shares within each class or series of shares entitled to vote thereon as a class and at least two-thirds of the outstanding shares otherwise entitled to vote thereon. Shares entitled to vote as a class shall be entitled to vote only as a class unless otherwise entitled to vote on each matter submitted to the shareholders generally or provided in the articles of incorporation.

     F. Separate voting by a class or series of shares of a corporation shall be required:

     (1) for approval of a plan of merger if (a) the plan contains a provision that if contained in a proposed amendment to the articles of incorporation would require approval by that class or series of shares under Article 4.03 of this Act, or (b) that class or series of shares is entitled under the articles of incorporation to vote as a class thereon; and

     (2) on a plan of exchange if (a) shares of that class or series are to be exchanged pursuant to the terms of the plan, or (b) that class or series is entitled under the articles of incorporation to vote as a class thereon.

     G. Unless the articles of incorporation otherwise require, approval by the shareholders of a corporation on a plan of merger shall not be required and the provisions of Sections A, B, C, D, E, and F of this Article do not apply if:

     (1) the corporation is the sole surviving corporation in the merger;

     (2) the articles of incorporation of the corporation will not differ from its articles of incorporation before the merger;

     (3) each shareholder of the corporation whose shares were outstanding immediately before the effective date of the merger will hold the same number of shares, with identical designations, preferences, limitations, and relative rights, immediately after the effective date of the merger;

     (4) the voting power of the number of voting shares outstanding immediately after the merger, plus the voting power of the number of voting shares issuable as a result of the merger (either by the conversion of securities issued pursuant to the merger or the exercise of rights to purchase securities issued pursuant to the merger), will not exceed by more than 20 percent the voting power of the total number of voting shares of the corporation outstanding immediately before the merger;

     (5) the number of participating shares outstanding immediately after the merger, plus the number of participating shares issuable as a result of the merger (either by the conversion of securities issued pursuant to the merger or the exercise of rights to purchase securities issued pursuant to the merger), will not exceed by more than 20 percent the total number of participating shares of the corporation outstanding immediately before the merger; and

     (6) the board of directors of the corporation adopts a resolution approving the plan of merger.

     H. Unless the articles of incorporation otherwise require, approval by the shareholders of a corporation of a plan of merger shall not be required and Sections A, B, C, D, E, and F of this Article do not apply if:

     (1) the merger is a merger of the corporation with or into a direct or indirect wholly owned subsidiary of the corporation and after the merger the corporation or its successor is a direct or indirect wholly owned subsidiary of a holding company;

     (2) the corporation and the direct or indirect wholly owned subsidiary of the corporation are the only parties to the merger;

     (3) each share or a fraction of a share of stock of the corporation outstanding immediately prior to the effectiveness of the merger is converted in the merger into a share or fraction of share of capital stock of the holding company having the same designations, preferences, limitations, and relative rights as a share of stock of the corporation being converted in the merger;

     (4) the holding company and the corporation are domestic corporations;

     (5) the articles of incorporation and bylaws of the holding company immediately following the effective time of the merger contain provisions identical to the articles of incorporation and bylaws of the corporation immediately prior to the effective time of the merger (other than provisions, if any, regarding the incorporator or incorporators, the corporate name, the registered office and agent, the initial board of directors, and the initial subscribers of shares and such provisions contained in any amendment to the certificate as were necessary to effect a change, exchange, reclassification, or cancellation of shares, if such change, exchange, reclassification, or cancellation has become effective);

     (6) the articles of incorporation and bylaws of the surviving corporation immediately following the effective time of the merger contain provisions identical to the articles of incorporation and bylaws of the corporation immediately prior to the effective time of the merger (other than provisions, if any, regarding the incorporator or incorporators, the corporate name, the registered office and agent, the initial board of directors, and the initial subscribers of shares and such provisions contained in any amendment to the certificate as were necessary to effect a change, exchange, reclassification, or cancellation of shares, if such change, exchange, reclassification, or cancellation has become effective); provided, however, that:

     (a) the articles of incorporation of the surviving corporation shall be amended in the merger to contain a provision requiring that any act or transaction by or involving a surviving corporation that requires for its approval under this Act or the corporation's articles of incorporation the approval of shareholders of the surviving corporation shall, by specific reference to this section, require the approval of the shareholders of the holding company (or any successor by merger) by the same vote as is required by this Act and the articles of incorporation of the surviving corporation; and

     (b) the articles of incorporation of the surviving corporation may be amended in the merger to change the classes and series of shares and the number of shares that the surviving corporation is authorized to issue;

     (7) the directors of the corporation become or remain directors of the holding company on the effective time of the merger;

     (8) the shareholders of the corporation will not recognize gain or loss for United States federal income tax purposes as determined by the board of directors of the corporation; and

     (9) the board of directors of the corporation adopts a resolution approving the plan of merger.

     I. As used in this Article:

     (1) "Direct or indirect wholly owned subsidiary" means, with respect to any corporation, another corporation, all of the outstanding voting stock of which is owned by the corporation or by one or more other domestic or foreign corporations or other entities, all of the outstanding voting stock or interests of which is owned by the corporation or one or more of such other wholly owned domestic or foreign corporations or other entities.

     (2) "Holding company" means a corporation which, from its incorporation until the effectiveness of a merger pursuant to Section H of this Article, was at all times a direct or indirect wholly owned subsidiary of the corporation and whose stock is issued in the merger permitted by Section H of this Article.

     (3) "Participating shares" means shares that entitle the holders thereof to participate without limitation in distributions.

     (4) "Party to the merger" means:

     (a) a domestic corporation that is to be divided into two or more new domestic corporations or into a surviving corporation and one or more new domestic or foreign corporations or other entities pursuant to a plan of merger; or

     (b) a domestic or foreign corporation or other entity that is to be combined with one or more domestic or foreign corporations or other entities pursuant to a plan of merger resulting in (i) one or more surviving domestic or foreign corporations or other entities, (ii) the creation of one or more new domestic or foreign corporations or other entities, or (iii) one or more surviving domestic or foreign corporations or other entities and the creation of one or more new domestic or foreign corporations or other entities. A domestic or foreign corporation or other entity that is a party to a plan of merger that is not to be divided or combined into or with one or more domestic or foreign corporations or other entities is not considered to be a party to the merger even if shares, securities, or other property of such party is to be issued pursuant to the plan of merger.

     (5) "Voting shares" means shares that entitle the holders thereof to vote unconditionally in elections of directors.

     (6) "Shares" means, without limitation, a receipt or other instrument issued by a depositary representing an interest in one or more shares of stock, or fractions thereof, solely of a domestic or foreign corporation, which stock is deposited with a depositary.

     J. To the extent the provisions contained in Part Thirteen of this Act apply to the corporation and its shareholders at the effective time of a merger pursuant to Section H of this Article, those provisions shall continue to apply to the holding company and its shareholders immediately after the effective time of the merger as though it were the corporation, and all shares of the holding company acquired in the merger shall, for purposes of Part Thirteen, be deemed to have been acquired at the time that the shares of stock of the corporation converted in the merger were acquired, and any shareholder who, immediately prior to the effective time of the merger, was not an affiliated shareholder within the meaning of Article 13.02 of this Act shall not solely by reason of the merger become an affiliated shareholder of the holding company.

     K. If the corporate name of a holding company immediately following the effective time of a merger pursuant to Section H of this Article is the same as the corporate name of the corporation immediately prior to the effective time of the merger, the shares of the holding company into which the shares of the corporation are converted in the merger shall be represented by the stock certificates that previously represented the shares of the corporation.

     L. After a merger or share exchange is approved, and at any time before the merger or share exchange has become effective, the plan of merger or share exchange may be abandoned (subject to any contractual rights) by any of the corporations that are a party to the merger, without shareholder action, in accordance with the procedures set forth in the plan of merger or exchange or, if no such procedures are set forth in the plan, in the manner determined by the board of directors. If articles of merger or exchange have been filed with the Secretary of State but the merger or share exchange has not yet become effective, the merger or share exchange may be abandoned if a statement, executed on behalf of each domestic corporation and foreign corporation or other entity that is a party to the merger or share exchange by an officer or other duly authorized representative, stating that the plan of merger or exchange has been abandoned in accordance with applicable law is filed with the Secretary of State prior to the effectiveness of the merger or share exchange. If the Secretary of State finds that such statement conforms to law, he shall, when all fees have been paid as required by law:

     (1) Endorse on the original and each copy the word "Filed" and the month, day, and year the filing thereof.

     (2) File the original in his office.

     (3) Issue a certificate of abandonment to each domestic or foreign corporation or other entity that is a party to the merger or exchange.

Upon the filing of such statement by the Secretary of State, the merger or share exchange shall be deemed abandoned and shall not become effective.

Acts 1955, 54th Leg., p. 239, ch. 64, eff. Sept. 6, 1955. Amended by Acts 1967, 60th Leg., p. 1720, ch. 657, Section 9, eff. June 17, 1967.

Amended by Acts 1989, 71st Leg., ch. 801, Section 28, eff. Aug. 28, 1989; Secs. B, E, G, I amended by Acts 1991, 72nd Leg., ch. 901, Section 27, eff. Aug. 26, 1991; Secs. A, B, G amended by Acts 1993, 73rd Leg., ch. 215, Section 2.13, eff. Sept. 1, 1993. Amended by Acts 1997, 75th Leg., ch. 375, Section 26, eff. Sept. 1, 1997.

(B) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Gold Corporation

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: June 5, 2001