Form 10KSB
period 2000-12-31
GEXA GOLD CORP
filed 2001-06-06
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-16179

GEXA GOLD CORP.
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

Forward-Looking Statements: This Annual Report on Form 10-KSB and other statements issued or made from time to time by Gexa Gold Corp. (the "Company") contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company and its officers and directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to the Company's management that could cause actual results to differ from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 filed as part of this Annual Report on Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports under the Exchange Act

Gexa Gold Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing our Annual Reports on Form 10-KSB for the years ended December 31, 1999 and 2000, which contains our unaudited financial statements. The Company is an inactive entity as defined in Section 210.3-11 of Regulation S-X because it meets the following conditions: gross receipts from all sources for the fiscal years ended December 31, 1999 and 2000 were not in excess of $100,000; the Company has not purchased or sold any of its own stock, granted options or levied assessments on outstanding stock; expenditures for all purposes for the fiscal years ended December 31, 1999 and 2000 were not in excess of $100,000; no material change in the Company's business occurred during the fiscal years ended December 31, 1999 and 2000, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and no exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements. As a result of the fact that we are deemed to be an inactive entity, the financial statements filed herewith are unaudited. We have included text disclosure in our Annual Reports for the periods subsequent to the year ended December 31, 1999 and 2000 through the date of the filing under all items other than the financial statements. This disclosure includes our change of address, telephone and principal executive officer, among other material disclosure. We are seeking to become current under reporting requirements of the Exchange Act by the filing of our Annual Reports on Form 10-KSB for our years ended December 31, 1999 and 2000 together with our Quarterly Reports for the periods commencing March 31, 2001.

We were incorporated under the laws of Nevada on April 1, 1985. In March 2001, concurrent with our share recapitalization, we were reincorporated under the laws of the State of  Texas. Prior to the filing 1992 under Chapter XI of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho, we were engaged in the business of acquiring, exploring and developing mining properties. We emerged from this proceeding and our plan of reorganization was   approved by creditors and by the United States Bankruptcy Court in 1993. Since 1993 through 1999 and the date of filing of this Annual Report,  we conducted no commercial mining or other business activities.

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

(B) Holders of Common Stock

At March 28, 2001, there were approximately 2,606 holders of record of Gexa Gold Corp.'s common stock.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2000 and 1999.

GEXA GOLD CORP.
BALANCE SHEETS DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999
Current Assets:
Cash	$0	$0
Other current assets	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0
Total liabilities	0	0
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; 37,779 preferred convertible shares issued and
outstanding	1,889	1,889
Common stock, $.01 par value; 75,000,000 shares
authorized; 340,177 shares issued and outstanding	3,402	3,402
Additional paid-in capital	-	-
Accumulated (loss)	(5,291)	(5,291)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA GOLD CORP.
STATEMENT OF OPERATIONS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Revenues	$-	$-

Administrative expense	-	-

Total Expenses	-	-

Income (loss) from continuing operations	-	-

Income (loss) from discontinued operations	-	-

Income Taxes	-	-

Net income (loss)	$-	$-

Basic net loss per common share	$0.00	$0.00
Diluted net loss per common share	$0.00	$0.00

Basic weighted average common shares outstanding	340,177	340,177
Diluted weighted average common shares outstanding	377,956	377,956
See accompanying notes to financial statements.

GEXA GOLD CORP.
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

GEXA GOLD CORP.
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

GEXA GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gexa Gold Corp. (hereinafter "the Company") was incorporated on April 1, 1985 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. During the year ended December 31, 1999, the Company maintained offices in Wallace, Idaho. The Company's fiscal year ends December 31.

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

The following table sets forth as the name, age and position held with respect to our directors and executive officer:

Name	Age	Positions	Term
Neil Leibman	41	Chief Executive Officer, Director	one year
Marcie Zlotnik	41	President, Director	one year
Kyle A. MacDonald	37	Chief Technical Officer	one year
Steven H. Bethke	42	Director	one year
Norman George	63	Director	one year

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

Description of Exhibits

Exhibit 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Gexa Gold Corp. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

Gexa Gold Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: June 6, 2001