Form 10QSB
period 2001-03-31
GEXA GOLD CORP
filed 2001-06-07
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-16179

Gexa Corp.
(Exact name of small business issuer as specified in its charter)

Texas	76-0670175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Greenway Plaza, Suite 1826, Houston, TX	77046
(Address of principal executive offices)	(Zip Code)

(713)-961-9399
(Issuer’s telephone number)

Gexa Gold Corp.
(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value 377,956 shares outstanding as of June 3, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Set forth below are the financial statements for the Company for the three-month periods ended March 31, 2001 and 2000.

INDEX TO FINANCIAL STATEMENTS
Page
BALANCE SHEETS MARCH 31, 2001 AND DECEMBER 31, 2000	3
STATEMENT OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000	3
STATEMENT OF CASH FLOW FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000	4
NOTES TO FINANCIAL STATEMENTS	4

GEXA CORP.
BALANCE SHEETS MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS	2001	2000
Current Assets:
Cash	$0	$0
Other current assets	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	0	0
Total current liabilities	0	0
Total liabilities	0	0
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; 0 preferred convertible shares issued and
outstanding at March 31, 2001 and 37,779 at March 31, 2000	0	1,889
Common stock, $.01 par value; 75,000,000 shares
authorized; 377,956 shares issued and outstanding at March 31, 2001
and 340,177 shares issued and outstanding at March 31, 2000	3,779	3,402
Additional paid-in capital	-	-
Accumulated (loss)	(3,779)	(5,291)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
STATEMENT OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

	2001	2000
Revenues	$-	$-
Administrative expense	-	-
Total Expenses	-	-

Income (loss) from continuing operations	-	-

Income (loss) from discontinued operations	-	-

Income Taxes	-	-

Net income (loss)	$-	$-

Basic net loss per common share	$0.00	$0.00
Diluted net loss per common share	$0.00	$0.00

Basic weighted average common shares outstanding	346,474	340,177
Diluted weighted average common shares outstanding	346,474	377,956
See accompanying notes to financial statements.

GEXA CORP.
STATEMENT OF CASH FLOW FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

	2001	2000
Operating activities:
Net income (loss)	$0	$0
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	0	0
Changes in operating assets and liabilities
Accounts receivable	0	0
Other current assets	0	0
Accounts payable	0	0
Accrued expenses and other liabilities	0	0
Net cash provided by operating activities	0	0
Investing activities:
Purchases of equipment	0	0
(Payments to) proceeds received from affiliate	0	0
Net cash provided by (used in) investing activities	0	0
Financing activities:
Proceeds from borrowings from stockholder	0	0
Proceeds from borrowings under term loan	0	0
Net cash provided by (used in) financing activities	0	0
Net increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
See accompanying notes to financial statements.

GEXA CORP.

NOTES TO THE FINANCIAL STATEMENTS

    March 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gexa Corp. (hereinafter "the Company") was incorporated on April 1, 1985 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. During the year ended December 31, 1999, the Company maintained offices in Wallace, Idaho. The Company's fiscal year ends December 31. The Company moved its offices to Houston, Texas in March 2001 and reincorporated in Texas. In February 2001, we filed a DBA in the state of Texas for Gexa Corp. DBA Gexa Energy.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included indicative of the results that may be expected for the year ended December 31, 2001.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three-month period ended March 31, 2001, a shareholder of the Company's convertible preferred stock converted 37,779 preferred stock into 37,779 shares of common stock of the Company.

Item 2. Management’s Plan of Operation

Forward-Looking Statements; Market Data

To the extent that we make any forward-looking statements in the "Management’s Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements, which forward-looking statements may include, but not be limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report contains reference to our intent to explore and pursue new business opportunities. Any plan to pursue new business opportunities may involve certain estimates and plans related to us, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth in any business or industry in which we may seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about which business opportunity to pursue, if any, and because of our limited resources, then our efforts regarding and new business opportunity may also be wrong.

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.We changed our name during this quarter from Gexa Gold Corp. to Gexa Corp. We also filed a DBA in the state of Texas for Gexa Corp. to DBA Gexa Energy.

During the three months ended March 31, 2001, we have generated no revenues from any business operations. Please read this Quarterly Report together with our Form 10-KSB for the year ended December 31, 2000.

Overview

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 2000 and at March 31, 2001, we have no cash or other current assets.

Results of Operations

During the three-month period ended March 31, 2001, we had no business operations. We had also no revenues from operations during the three-month period ended March 31, 2001 and 2000. During the three month period ended March 31, 2001 and 2000, we had no expenses and income (loss) from operations.

Liquidity and Capital Resources

At March 31, 2001 and December 31, 2000, we had no assets and liabilities. The change in stockholders’ equity accounts was due to the conversion of 37,779 shares of the Company's preferred stock into 37,779 shares of common stock at a ratio of one preferred stock for one share of common stock. We also had no new borrowings or any other source of funding during the three month period ended March 31, 2001. During the period ended March 31, 2001, we did not identify any source of funding. There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

As disclosed in our Form 10-KSB for the year ended December 31, 2000, we have experienced a change in management during this quarter ended March 31, 2001. Reference is made to our Annual Report for the year ended December 31, 2000.

During 1999 and 2000, we raised no funds through the sale of securities. We have generated no revenues from any source nor have we received any funding. Since Mr. Leibman became our CEO and chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $50,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding. Mr. Leibman is presently negotiating on behalf of the Company with its attorney and CR Capital Services, Inc., its corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a Business Combination. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with a Business Combination, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of our shares are issued in connection with the consummation of a Business Combination, a change in control  may be expected to occur.

There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-12g filed on September 3, 1987 and are incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-12g, filed on September 3, 1987 and are incorporated herein by reference)
13	The Registrant's Annual Reports for the years 2000 and 1999, which are incorporated herein by reference.

(b) Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: June 7, 2001
Houston, Texas