Form 10KSB
period 1998-12-31
GEXA CORP
filed 2001-06-19
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-16179

GEXA CORP.
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

At May 29, 2001, there were 377,956 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of this Annual Report on Form 10-KSB. The Issuer will seek to become current and reporting under the Securities Exchange Act of 1934 (the "Exchange Act") by filing the Annual Reports for the years ended December 31, 1998, 1999, 2000, and Quarterly Reports on Form 10-QSB commencing with the three-month period ended March 31, 2001 under the Exchange Act. Affiliates of the Issuer own 121,769 shares of the Issuer’s issued and outstanding common stock.(*) The remaining 226,373 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at May 29, 2001 is approximately $90,549.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports under the Exchange Act

Gexa Corp., formerly known as Gexa Gold Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We changed our name from Gexa Gold Corp. to Gexa Corp. in March 2001 to reflect that we had ceased our mineral exploration operations. We are filing our Annual Reports on Form 10-KSB for the years ended December 31, 1998, 1999 and 2000, which contains our unaudited financial statements. The Company is an inactive entity as defined in Section 210.3-11 of Regulation S-X because it meets the following conditions: gross receipts from all sources for the fiscal years ended December 31, 1998, 1999 and 2000 were not in excess of $100,000; the Company has not purchased or sold any of its own stock, granted options or levied assessments on outstanding stock; expenditures for all purposes for the fiscal years ended December 31, 1998, 1999 and 2000 were not in excess of $100,000; no material change in the Company's business occurred during the fiscal years ended December 31, 1998, 1999 and 2000, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and no exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements. As a result of the fact that we are deemed to be an inactive entity, the financial statements filed herewith are unaudited. We have included text disclosure in our Annual Reports for the periods subsequent to the year ended December 31, 1999 and 2000 through the date of the filing under all items other than the financial statements. This disclosure includes our change of address, telephone and principal executive officer, among other material disclosure. We are seeking to become current under reporting requirements of the Exchange Act by the filing of our Annual Reports on Form 10-KSB for our years ended December 31, 1998, 1999 and 2000 together with our Quarterly Reports for the periods commencing March 31, 2001.

We were incorporated under the laws of Nevada on April 1, 1985. In March 2001, concurrent with our share recapitalization, we were reincorporated under the laws of the State of  Texas. Prior to the filing 1992 under Chapter XI of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho, we were engaged in the business of acquiring, exploring and developing mining properties. We emerged from this proceeding and our plan of reorganization was   approved by creditors and by the United States Bankruptcy Court in 1993. Since 1993 through 2001 and the date of filing of this Annual Report,  we conducted no commercial mining or other business activities.

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

COMPETITION

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial resources, we will lack the resources as compared to those of many of our potential competitors. Further, such competitors will generally not be required to seek the prior approval of their own shareholders to approve a Business Combination, which may enable them to close a Business Combination far more quickly and expeditiously than we may. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve its stated business objectives.

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

STATE BLUE SKY REGISTRATION; RESTRICTED RESALE OF THE SECURITIES

Because the securities registered hereunder have not been registered for resale under the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Most jurisdictions do not allow under any circumstances the trading or resale of securities of non-operating companies. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one or virtually non-existent.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock, par value $0.01. There were 37,779 shares of Preferred Convertible Stock issued and outstanding, which were converted into 37,779 shares of common stock in February 2001. Following this conversion, the company undertook a recapitalization resulting in a 25-1 reverse split. Although we have no written commitments as of the date hereof to issue any additional shares of Common Stock, we will, in all likelihood, issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with or following a Business Combination. To the extent that additional shares of Common Stock are issued in any Business Combination, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue a substantial number of shares of Common Stock in connection with or following a Business Combination, a change in control of the Company will occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of its equity securities.

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

Overview

Our current activity is related to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 1998, 1999, 2000 and at the date filing of this Annual Report on Form 10-KSB, we have no cash or other current assets.

During 1998, 1999 and 2000 we raised no funds through the sale of securities. We have generated no revenues from any source nor have we received any funding. Since Mr. Leibman became our chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $50,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding. Further, the repayment terms of any payments made on behalf of the Company by Mr. Leibman have not been determined at the date of the filing of this Form 10-KSB. Mr. Leibman is presently negotiating on behalf of the Company with its attorney and CR Capital Services, Inc., its corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1998 and 1997.

GEXA CORP.
(Formerly Gexa Gold Corp.)
BALANCE SHEETS DECEMBER 31, 1998 AND 1997

ASSETS	1998	1997
Current Assets:
Cash	$0	$0
Other current assets	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$0	$0
Total current liabilities	0	0
Total liabilities	0	0
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; 37,779 preferred convertible shares issued and
outstanding	1,889	1,889
Common stock, $.01 par value; 75,000,000 shares
authorized; 340,177 shares issued and outstanding	3,402	3,402
Additional paid-in capital	-	-
Accumulated (loss)	(5,291)	(5,291)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corp.)
STATEMENT OF OPERATIONS YEARS ENDED DECEMBER 31, 1998 AND 1997

	1998	1997
Revenues	$-	$-

Administrative expense	-	-

Total Expenses	-	-

Income (loss) from continuing operations	-	-

Income (loss) from discontinued operations	-	-

Income Taxes	-	-

Net income (loss)	$-	$-

Basic net loss per common share	$0.00	$0.00
Diluted net loss per common share	$0.00	$0.00

Basic weighted average common shares outstanding	340,177	340,177
Diluted weighted average common shares outstanding	377,956	377,956
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corp.)
STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31,

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	umlauted	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, December 31, 1996	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
Net loss						0
Balance, December 31, 1997	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
Net loss						0
Balance, December 31, 1998	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
Net loss						0
Balance, December 31, 1999	37,779	1,889	340,177	3,402	0	(5,291)	0
Net income					0
Balance, December 31, 2000	37,779	$1,889	340,177	$3,402	$0	$(5,291)	$0
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corp.)
STATEMENT OF CASH FLOW YEARS ENDED DECEMBER 31, 1998 AND 1997

	1998	1997
Operating activities:
Net income (loss)	$0	$0
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	0	0
Changes in operating assets and liabilities
Accounts receivable	0	0
Other current assets	0	0
Accounts payable	0	0
Accrued expenses and other liabilities	0	0
Net cash provided by operating activities	0	0
Investing activities:
Purchases of equipment	0	0
(Payments to) proceeds received from affiliate	0	0
Net cash provided by (used in) investing activities	0	0
Financing activities:
Proceeds from borrowings from stockholder	0	0
Proceeds from borrowings under term loan	0	0
Net cash provided by (used in) financing activities	0	0
Net increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
See accompanying notes to financial statements.

GEXA CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gexa Corp. (hereinafter "the Company") was incorporated on April 1, 1985 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. During the year ended December 31, 1998, the Company maintained offices in Wallace, Idaho. The Company's fiscal year ends December 31.

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

Principal Business Activities

The Company has been in the minerals exploration business since its formation in April 1985 and has not yet realized any significant revenues from its planned operations. The Company has ceased its mineral exploration operations and has had no operations during the year ended December 31, 1998.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements the Company has had no sales and had negative working capital in fiscal year 1998. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We are filing this Annual Report for the year ended December 31, 1998, which contains our financial statements for the year ended December 31, 1998 and 1997. The Company is an inactive entity as defined in Section 210.3-11 of Regulation S-X. The financial statements filed herewith are unaudited. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles in previous annual filings on Form 10-KSB. There was no disagreement with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. At the time of this filing, the Company has not engaged a new accountant. The financial statements for the year ended December 31, 1998 and 1997 were prepared by our President.

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

(1) All new officers commenced serving in such positions in March 2001. During 1998, 1999 and 2000, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors nor any arrangement to pay any compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of April 21, 2001, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-12g filed September 3, 1987.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-12g filed September 3, 1987.
99.1	Texas Business Corporation Act Part V, Article 5.1, 5.2 and 5.3.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: June 19, 2001