Form 10QSB
period 2001-06-30
GEXA CORP
filed 2001-07-25
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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
Common Stock, $.01 par value 877,957 shares outstanding as of July 23, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Set forth below are the financial statements for the Company for the three month periods ended June 30, 2001 and 2000.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets June 30, 2001 and December 31, 2000 (Unaudited)	2
Statement of Operations for the Three and Six-Months ended June 30, 2001 and 2000 (Unaudited)	3
Statement of Cash Flow for the Three and Six-Months ended June 30, 2001 and 2000 (Unaudited)	4
Notes to Financial Statements	4

GEXA CORP.
BALANCE SHEETS JUNE 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)
ASSETS	June 30, 2001	December 31, 2000
		(Restated)
Current Assets:
Cash and cash equivalents	$202,079	$0
Total current assets	202,079	0

Total Assets	$202,079	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to stockholders	$200,000	$0
Total current liabilities	200,000	0
Total liabilities	200,000	0
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; 0 preferred convertible shares issued and
outstanding at June 30, 2001 and 944,495 at December 31, 2000	0	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 877,957 shares issued and outstanding at June 30, 2001
and 8,504,425 shares issued and outstanding at December 31, 2000	8,780	85,044
Additional paid-in capital	139,989	-
Retained earnings (Accumulated deficit)	(146,690)	(132,269)
Total stockholders' equity	2,079	0
Total Stockholders' Equity and Liabilities	$202,079	$0
See accompanying notes to financial statements.

GEXA CORP.
STATEMENT OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIOD ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$0	$0	$0	$0
Operating expense				0
Administrative	14,421	0	14,421	0
Net income (loss)	$(14,421)	$0	$(14,421)	$0

Basic net income (loss) per common share	$(0.02)	$0.00	$(0.02)	$0.00
Diluted net income (loss) per common share	$(0.02)	$0.00	$(0.02)	$0.00

Basic weighted average common
shares outstanding	773,561	340,178	595,919	340,178
Diluted weighted average common
shares outstanding	773,561	340,178	595,919	340,178
See accompanying notes to financial statements.

GEXA CORP.
STATEMENT OF CASH FLOW FOR THE THREE AND SIX-MONTH PERIOD ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating activities:
Net income (loss)	$(14,421)	$0	$(14,421)	$0
Net cash used in operating activities	(14,421)	0	(14,421)	0
Financing activities:
Proceeds from sale of common stock	50,000	0	50,000	0
Proceeds from notes payable	200,000	0	200,000	0
Purchase of corporate rights	(33,500)	0	(33,500)	0
Net cash provided by financing activities	216,500	0	216,500	0
Net increase in cash and cash equivalents	202,079	0	202,079	0
Cash and cash equivalents, beginning of period	0	0	0	0
Cash and cash equivalents, end of period	$202,079	$0	$202,079	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0	$0	$0
Income taxes paid	$0	$0	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Notes to the Unaudited Financial Statements
June 30, 2001

1. Basis of Presentation

Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For the statements of cash flows, cash and cash equivalents include one demand account and two ninety-day certificates of deposit.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period and we had no revenues during the reporting period. Actual results could differ from those estimates.

2. Notes Payable to Stockholders

On June 30, 2001, our CEO/chairman loaned us $100,000 under a non-interest bearing note due in ninety days. On the same date, an unrelated party loaned us $100,000 payable in ninety days, and we have agreed to issue the lender 10,000 restricted shares as interest for this loan. Both loans were utilized to purchase ninety day certificates of deposit referred to in Note 1 above.

3. Stock Transactions

On February 10, 2001, the board of directors declared a 1 to 25 reverse stock split and converted the preferred stock to 37,779 shares of common stock. On April 19, 2001, we sold 500,000 restricted shares of stock to a corporation for $50,000. The president and chief financial officer of the corporate purchaser were elected as directors of the Company in March 2001. Although the shares are subject to quotation on the pink sheets, there has been no active trading market in the shares, and in fact during the period from March 15, 2001 to May 14, 2001, our shares traded on three occasions  and traded on only one day in April 2001. None of the trading days during this period involved any significant volume. We believe that the sale price of the 500,000 restricted shares represents the market value of the shares on the pink sheets on the date of the transaction.

4. Earning per share

The basic weighted average number of shares was computed as if the reverse stock split mentioned in Note 3 occurred on December 31, 1999. The 2001 diluted weighted average is the same as the basic. The 2000 diluted weighted average number of common shares includes the conversion of the preferred stock into common stock.

5.Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, we have had no revenues. Our future is dependent upon our ability to obtain financing, and on the success of our new operations.

Item 2. Management’s Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.We changed our name during this quarter from Gexa Gold Corp. to Gexa Corp. We also filed a d/b/a in the State of Texas for Gexa Corp. to do business under the name of Gexa Energy.

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

This Quarterly Report contains reference to our intent to enter into the business of reselling electricity which becomes a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers, such as Gexa. Our plan to pursue this new business opportunity may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of the business of reselling electricity in the market in State of Texas in which we seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity. Our efforts regarding this new business opportunity may be wrong because of our limited resources.

During the three and six month periods ended June 30, 2001 and 2000, we generated no revenues from any business operations. During the three month periods ended June 30, 2001, we had operating (administrative) expenses of $14,421 and had a net loss in the same amount and a net loss per share of $.02. We had no expenses and income (loss) during the same periods of  the prior year.

Liquidity and Capital Resources

At June 30, 2001, we had current assets of $202,079 consisting of cash and cash equivalents. The cash and cash equivalents include $200,000 in ninety day certificates of deposit which are required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. At June 30, 2001, we had notes payable of $200,000. One note in the amount of $100,000 is payable to our CEO/chairman on a non-interest bearing basis, is due within ninety days. At December 31, 2000, we had no assets and liabilities.

There can be no assurance that we will be able to continue to fund our continuing expenses through the issuance of notes or other instruments, or will be able to

During the three-month period ended June 30, 2001, we generated $250,000 in cash flow from financing activities, including $50,000 from the sale of restricted shares and $200,000 from ninety day notes including a $100,000 note payable to our CEO/chairman. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of our business plan to enter into the business of reselling electricity in the State of Texas. However, we have no commitments as of the date hereof for the issuance and sale of equity or debt securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended June 30, 2001, we sold 500,000 shares of restricted common stock to Affordable Telecommunications Technology, a Texas corporation, in consideration for $50,000. The president and the chief financial officer of Affordable, who are also members of Affordable's board of directors, were elected as directors of GEXA in March 2001. The shares sold to Affordable were not registered under the Act and we relied upon Section 4(2) of the Act as a transaction by an issuer not involving any public offering. Reference is made to Note 2 to the Notes to Financial Statements for the period under June 30, 2001.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-12g filed on September 3, 1987 and are incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-12g, filed on September 3, 1987 and are incorporated herein by reference)
13(i)	The Registrant's Annual Reports on Form 10-KSB for the years ended December 31, 2000 , 1999 and 1998, which are incorporated herein by reference.
13(ii)	The Registrant's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2001, which is incorporated by reference.
13(iii)	The Registrant's Current Report on Form 8-K filed on June 21, 2001, which is incorporated by reference.

(b) Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: July 25, 2001
Houston, Texas