Form 10-Q
period 1992-06-30
GEXA CORP
filed 2001-11-27
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1992

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

Gexa Gold Corporation
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
Common Stock, $.01 par value 5,866,922 shares outstanding as of September 30, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Set forth below are the financial statements for the Company for the three month periods ended June 30, 1992 and
December 31, 1991.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets June 30, 1992 (Unaudited) and December 31, 1991 (Restated)	2
Statement of Operations for the Three and Six-Months ended June 30, 1992 (Unaudited) and 1991 - Restated	3
Statement of Cash Flow for the Three and Six-Months ended June 30, 1992 (Unaudited) and 1991 - Restated	4
Notes to Financial Statements	4

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Balance Sheets

ASSETS	June 30, 1992	December 31, 1991
	(Unaudited)	(Restated)
Current Assets:
Cash and cash equivalents	$-	$385,938
Accounts receivable	-
Gold	-	23,570
Joint Ventures	-	6,258
Others	-	549
Unleached ore and related inventory	-	36,097
Other	-	48,660
Total current assets	-	501,072

Property and Equipment
Mining Operations	-	1,115,736
Equipment	-	41,743
		1,157,749
Less accumulated	-	(508,360)
	-	649,119
Mineral properties, net of amortization of $1,513,495 in 1991	-	3,279,579

Total Assets	$-	$4,429,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	-	1,076,964
Current portion of long-term debt	-	2,489,820
Total current liabilities	-	3,566,784
Long-term debt	-	999,153
Total liabilities	-	4,565,937
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and
outstanding at June 30, 1992 and 944,495 at December 31, 1991	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding at June 30, 1992
and 8,504,425 shares issued and outstanding at December 31, 1991	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,953,948)
Total stockholders' equity	-	(136,167)
Total Stockholders' Equity and Liabilities	$-	$4,429,770
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1992	1991(Restated)	1992	1991(Restated)
Gold sales, net of refining costs	$-	$155,224	$776,683	$642,550

Cost of sales (mining operations):
Production costs	-	74,149	674,995	642,550
Depreciation and amortization	-	47,240	24,803	197,740
General and administrate	-	30,458	50,000	81,302
	-	151,847	749,798	616,302
Gross profit	-	3,377	26,885	26,248

Exploration	-	48,845	59,527	78,653
General and administrative	-	77,379	110,976	172,779
	-	126,224	170,503	251,432
Loss from operations	-	(122,847)	(143,618)	(225,184)

Other income (expenses)
Interest income	-	4,855	2,803	8,927
Gain (loss) on sale of Equipment
and miscellaneous	-	25,603	24,737	24,377
Forgiveness of debt income, net	252,245	-	252,245	-
Interest expense	-	(83,413)	0	(166,796)
	252,245	(52,955)	279,955	(133,492)
Net income (loss)	$252,245	$(175,802)	$136,167	$(358,676)

Basic net income (loss) per share	$0.72	$(0.50)	$(0.39)	$(1.03)
Diluted net income (loss) per common share	$0.65	$(0.50)	$(0.35)	$(1.03)

Basic weighted average common
shares outstanding	348,142	348,142	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	348,142	385,922	348,142
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	1992	1991
Cash Flow from Operating activities:		(Restated)
Net income (loss)	$136,167	$(358,676)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	26,366	205,721
(Increase) decrease in accounts receivable	30,377	228,123
(Increase) decrease in inventory	36,097	109,438
(Increase) decrease in other current assets	48,660	(214,179)
Increase (decrease) in deferred income	-	150,000
Increase (decrease) in accounts payable and accrued liabilities	(1,076,964)	185,722
Net cash provided (used in) operating activities	(799,297)	306,149

Cash flows from investing activities:
Disposal of equipment in bankruptcy	627,669	-
Disposal of mineral properties in bankruptcy	3,363,673	-
Sale of equipment	-	367
Purchase of property and equipment	(2,208)	(28,254)
Additions to mineral properties	(84,094)	(212,001)
Net cash provided by (used in) investing activities	3,905,040	(239,888)

Cash flows from financing activities:
Increase in long-term debt and accrued interest	-	274,511
Increase (decrease) in advances from joint ventures	-	(168,690)
Repayment of long-term debt	(245,643)	(60,000)
Settlement of long-term debt in bankruptcy	(3,246,038)	0
Net cash provided (used in) by financing activities	(3,491,681	45,821
Net increase (decrease) in cash and cash equivalents	(385,938)	112,082
Cash and cash equivalents, beginning of period	-	29,749
Cash and cash equivalents, end of period	$-	$141,831
Supplemental disclosure of cash flow data:
Interest paid	$-	$6,872
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1991. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1992 are not necessarily indicative of the results that may be expected for the year ended December 31, 1992.

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

2. Earnings Per Share

The basic weighted average number of shares was computed as if the February 10, 2001 1 to 25 reverse stock split occurred on December 31, 1990. The diluted weighted average number of common shares includes the conversion of the preferred stock into common.

3. Bankruptcy

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed of all of its assets and liabilities.

Restated Financial Statements

The financial statements for 1991 were restated to adjust the number of shares of common stock to the actual number as of January 1, 2001. There was no stock issued from December 31, 1990 through April 18, 2001.

Item 2. Management’s Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.We changed our name during the second quarter ended June 30, 2001 from Gexa Gold Corp. to Gexa Corp. We also filed a d/b/a in the State of Texas for Gexa Corp. to do business under the name of Gexa Energy. This report is one of a series of reports under the Exchange Act filed by us, for the purpose of becoming current in our reporting obligations. The disclosure contained herein refers to the time period covered under this report during which period we had no operating activities. We also make reference to our Quarterly Report for the period ended June 30, 2001. That Quarterly Report contains disclosure to our intent to enter into the business of reselling electricity which becomes a deregulated industry effective January 1, 2002.

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

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001.

During the three month period ended June 30, 1992, we generated no revenues from any business operations. We did not incurred any operating expenses during the three months ended June 30, 1992. We had a non-cash income due to the forgiveness of debt of $252,245 and our net income was consequently $252,245.

Liquidity and Capital Resources

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed all of its assets and liabilities. There can be no assurance that we will be able to continue to operate through the issuance of notes or other instruments, issuance of shares for services provided or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-12g filed on September 3, 1987 and are incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-12g, filed on September 3, 1987 and are incorporated herein by reference)
13(i)	The Registrant's Current Report on Form 8-K filed on June 21, 2001 and November 27, 2001, which are incorporated by reference.

(b) Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: November 27, 2001
Houston, Texas