Form 10-Q
period 2001-09-30
GEXA CORP
filed 2001-11-27
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1992

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

Set forth below are the financial statements for the Company for the three month periods ended September 30, 1992 and
December 31, 1991.

INDEX TO FINANCIAL STATEMENTS
Page
Condensed Consolidated Balance Sheets September 30, 1992 (Unaudited) and December 31, 1991 (Restated)	2
Condensed Consolidated Statement of Operations for the Three and Nine-Months ended
September 30, 1992 (Unaudited) and 1991(Restated)
Condensed Consolidated Statement of Cash Flow for the Three and Six-Months ended	4
June 30, 1992 (Unaudited) and 1991 - Restated
Notes to Financial Statements	4

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Balance Sheets

ASSETS	Sept. 30, 1992	December 31, 1991
	(Unaudited)	(Restated)
Current Assets:
Cash and cash equivalents	$-	$385,938
Accounts receivable	-
Gold	-	23,570
Joint Ventures	-	6,258
Others	-	549
Unleached ore and related inventory	-	36,097
Other	-	48,660
Total current assets	-	501,072

Property and Equipment
Mining Operations	-	1,115,736
Equipment	-	41,743
		1,157,749
Less accumulated	-	(508,360)
	-	649,119
Mineral properties, net of amortization of $1,513,495 in 1991	-	3,279,579

Total Assets	$-	$4,429,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	-	1,076,964
Current portion of long-term debt	-	2,489,820
Total current liabilities	-	3,566,784
Long-term debt	-	999,153
Total liabilities	-	4,565,937
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and
outstanding at September 30, 1992 and 944,495 at December 31, 1991	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding at Sept. 30, 1991
and 8,504,425 shares issued and outstanding at December 31, 1991	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,953,948)
Total stockholders' equity	-	(136,167)
Total Stockholders' Equity and Liabilities	$-	$4,429,770
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	1992	1991(Restated)	1992	1991(Restated)
Gold sales, net of refining costs	$-	$143,546	$776,683	$786,096

Cost of sales (mining operations):
Production costs	-	77,574	674,995	414,833
Depreciation and amortization	-	24,217	24,803	221,957
General and administrate	-	22,730	50,000	104,033
	-	124,521	749,798	740,823
Gross profit	-	19,025	26,885	45,273

Exploration	-	-	59,527	78,653
General and administrative	-	24,199	110,976	196,978
	-	24,199	170,503	275,631
Loss from operations	-	(5,174)	(143,618)	(230,358)

Other income (expenses)
Interest income	-	3,106	2,803	12,033
Gain (loss) on sale of Equipment
and miscellaneous	-	204,812	24,737	229,189
Forgiveness of debt income, net	-	-	252,245	-
Interest expense	-	(71,888)	0	(238,684)
	-	136,030	279,955	2,538
Net income (loss)	$-	$130,856	$136,167	$(227,820)

Basic net income (loss) per share	$0.00	$0.38	$0.39	$(0.65)
Diluted net income (loss) per common share	$0.00	$0.34	$0.35	$(0.65)

Basic weighted average common
shares outstanding	348,142	348,142	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	385,922	385,922	348,142
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended Sept. 30,
	1992	1991
Cash Flow from Operating activities:		(Restated)
Net income (loss)	$136,167	$(227,819)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	26,366	231,501
(Increase) decrease in accounts receivable	30,377	256,272
(Increase) decrease in inventory	36,097	134,007
(Increase) decrease in other current assets	48,660	(196,668)
Increase (decrease) in deferred income	-	150,000
Increase (decrease) in accounts payable and accrued liabilities	(1,076,964)	154,180
Net cash provided (used in) operating activities	(799,297)	501,473

Cash flows from investing activities:
Disposal of equipment in bankruptcy	627,669	-
Disposal of mineral properties in bankruptcy	3,363,673	-
Sale of equipment	-	367
Purchase of property and equipment	(2,208)	(29,237)
Additions to mineral properties	(84,094)	(378,686)
Net cash provided by (used in) investing activities	3,905,040	(407,556)

Cash flows from financing activities:
Increase in long-term debt and accrued interest	-	398,350
Increase (decrease) in advances from joint ventures	-	(168,690)
Repayment of long-term debt	(245,643)	(60,000)
Settlement of long-term debt in bankruptcy	(3,246,038)	0
Net cash provided (used in) by financing activities	(3,491,681	169,660
Net increase (decrease) in cash and cash equivalents	(385,938)	263,577
Cash and cash equivalents, beginning of period	385,938	29,749
Cash and cash equivalents, end of period	$-	$293,326
Supplemental disclosure of cash flow data:
Interest paid	$-	$47,872
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Notes to Financial Statements (Unaudited)

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

During the three month period ended September 30, 1992, we generated no revenues from any business operations. We did not incur any operating expenses during the three months ended September 30, 1992.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-12g filed on September 3, 1987 and are incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-12g, filed on September 3, 1987 and are incorporated herein by reference)
13(i)	The Registrant's Current Report on Form 8-K filed on June 21 and November 27, 2001, which are incorporated by reference.

(b) Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: November 27, 2001
Houston, Texas