Form 10KSB
period 1992-12-31
GEXA CORP
filed 2001-11-29
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1992

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

At September 30, 2001, there were 5,866,922 shares of the issuer's common stock issued and outstanding. The Company's shares are not listed on any exchange and are not subject to quotation on the OTC:BB market. The shares of the Company are thinly-traded and are traded only from time to time on the pink sheets. The Company believes that there is no active trading market in the shares of its common stock at the date of the filing of this Annual Report on Form 10-KSB. The Issuer will seek to become current in its reporting requirements under the Exchange Act by filing all Annual Reports and Quarterly Reports due under the Exchange Act. Affiliates of the Issuer own 4,009,000 shares of the Issuer’s issued and outstanding common stock.(*) The remaining 1,857,922 shares are held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements: This Annual Report on Form 10-KSB and other statements issued or made from time to time by Gexa Corp., a Texas corporation contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Gexa Corp. and its officers and directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background and Reports under the Exchange Act

Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing our Annual Reports on Form 10-KSB for the years ended December 31, 1992, 1993, 1994, 1995, 1997, 1998, 1999 and 2000, all of which contain our audited financial statements for the respective periods. No material change in our business occurred following its filing for bankruptcy under Chapter XI of the US Bankruptcy Code and its discharge by the Bankruptcy Court in 1992 through the year ended December 31, 2000. The disclosure contained herein refers to the time period covered under this report, except updated disclosure regarding our change of address, telephone and principal executive officers. We also make reference to our Quarterly Report for the period ended June 30, 2001 that was filed with the SEC on July 25, 2001, which Quarterly Report contains disclosure regarding our intent to enter into the business of reselling electricity in Texas. The resale of electricity becomes a deregulated industry in the State of Texas effective January 1, 2002.

We were incorporated under the laws of Nevada on April 1, 1985. In March 2001, concurrent with our share recapitalization, we were reincorporated under the laws of the State of  Texas. Prior to the filing of Chapter XI under the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho during the period ended June 30, 1992, we were engaged in the business of acquiring, exploring and developing mining properties. We emerged from this proceeding and our plan of reorganization was approved by creditors and by the United States Bankruptcy Court in 1992. During the period following our discharge from bankruptcy through 2000,  we conducted no commercial mining operations and had no other significant business activities. Following the bankruptcy we redirected our efforts and limited resources to seeking potential new business opportunities.

During the second quarter of 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers.

Business Objective

Following our discharge from bankruptcy, and subject to our limited assets and personnel, our management considered pursuit of other business opportunities, including the possibility of entering into a business combination. We did not limit ourselves to a particular industry. In considering any potential acquisition, we considered, without limitation, businesses which (i) offered or provided services or developed or were developing the ability to manufacture or distribute goods in the United States or abroad; or (ii) were engaged in wholesale or retail distribution, among other potential opportunities. We do not intend nor was it ever our intent to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD.

Our common stock was subject for quotation on the pink sheets under the symbol "GEXC"  during the years after our common stock was delisted from the OTC:BB due to our bankruptcy filing in 1992 and as a result of our not being current in our reporting requirements under the Exchange Act. We do not believe that there was any significant trading activity in our common stock following our bankruptcy filing in 1992, notwithstanding the fact that our common stock has been quoted from time to time on the "pink sheets".

At the time present, we have two officers and six directors. See Item 9. Part III. If we decide to seek to acquire another business or otherwise pursue a business opportunity, we would have substantial flexibility in identifying and selecting a prospective business. As a result, we would be entirely dependent on the judgment of our current management in connection with the selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity was or would be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting prospective new business opportunities. In connection with an evaluation of a prospective or potential business opportunities, management, with the possible assistance of an independent investment banking firm, or third party consultants, anticipated that it would conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses and their evaluation, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws, was   ascertained with any degree of certainty.

Our current executive officers and directors intend to devote an appropriate portion of their time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, each officer and director will devote such time as they deem reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts.

As a general rule, if we decide to enter into a business combination, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and our shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Our registration statement on Form 10-12g was filed on September 3, 1987, following which we became a reporting company under the Exchange Act. As of the date of this Annual Report on Form 10-KSB, we continue to be subject to the reporting requirements under the Exchange Act, including the requirement to file Quarterly Reports and Annual Reports, with the SEC and to continue to file such reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company typically covering the last two fiscal two years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a potential target business under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular transaction. In addition, under the Texas Business Corporation Act and Article 5.01 Merger, Article 5.02 Share Exchange or Acquisition and Article 5.03. Action on Plan of Merger or Exchange, a business combination, including a merger or share exchange, generally requires the approval by the Board of Directors and a majority of all shareholder votes entitled to vote. See Exhibit 99.2 to this Annual Report, Texas Business Corporation Ac, Part V, Articles 5.1, 5.2 and 5.3.

Business Experience of Principals

The present management of the Company consists of Mr. Neil M. Leibman, who serves as our Chief Executive Officer and Chairman of the Board and Ms. Marcie C. Zlotnik, President and Director.

Mr. Leibman, age 41 is our CEO and Chairman: Mr. Neil Leibman has an undergraduate degree from Emroy University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman has been practicing law in Texas. His law firm is specialized in corporate law and business litigation. Mr. Leibman currently sits on the Board of Directors of Sundowner Pools & Landscape, Inc. and EZUtilities Corp. In addition, he serves as Vice Chairman of the Board of Trustee of The Fay School and on the Development Council of Texas Childrin's Hospital.

Ms. Marcie Zlotnik, age 41, is our President and a Director: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Mr. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas.

Our current officers do not hold any management position or directorship in other reporting companies.

RISK FACTORS

The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. Further, reference is made to the disclosure in "all capitalized letters" on the first page following the cover page of this Annual Report.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present we have no on-going business operations and our business activities are limited to consideration of potential business opportunities. Our historical financial information contained in this Annual Report is of limited value to potential investors in evaluating any investment in our securities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income or revenues. Our current management is providing us with limited funding, on a as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs of becoming current in the reporting requirements under the Exchange Act. Our management has not agreed in writing to provide any interim financing for any period. In addition, we will not achieve any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. Moreover, there can be no assurance that any business that may be acquired by us will derive any material revenues from its operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT.
The filing of this Annual Report on Form 10-KSB under the Exchange Act does not involve the offering of any securities. While there can be no assurance, it may be expected that upon our becoming current under the reporting requirements of the Exchange Act a trading market may develop for our securities, however limited. Therefore, any persons who invest in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection the selection of a prospective business. There can be no assurance that determinations ultimately made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the period covered by this Annual Report, we have not yet identified any prospective business or industry in which we may seek to become involved. Accordingly, shareholders and any person contemplating any investment in our shares, in the event that any active trading market commences, of which there can be no assurance, have no substantive information concerning consummation of any prospective business. There can be no assurance that any prospective business which we may enter into will ultimately prove to be more favorable to shareholders than any other investment, if such opportunity were available, to shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock was listed for trading on the OTC:BB under the symbol "GEXC" until we filed for bankruptcy in 1992. We were delisted as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was any significant trading activity in the our shares of common stock since that date, notwithstanding the fact that our common stock has been quoted from time to time on the pink sheets. There can be no assurance that there will be an active trading market for our securities following the consummation of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. While a consummation of a prospective new business may be desirable for various reasons, a business combination may involve the acquisition of, merger or consolidation with a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control, the time and expense incurred to comply and compliance with various Federal and state securities laws that regulate initial public offerings.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable company or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our officers and directors are not required to commit their full time to our affairs. Therefore, there may be a conflict of interest in allocating management time among their various business activities. However, our officers and directors will devote such time as they deem reasonably necessary, in their sole discretion, to conduct our business and affairs, including the evaluation of potential new business opportunities and the negotiation and consummation of a new business. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a new prospective business opportunity or are engaged in active negotiation and consummation of a business combination.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities.  Many of these entities, including venture capital partnerships, and large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial resources, we will lack the resources as compared to those of many of our potential competitors. Further, such competitors may not need to seek the prior approval of their own shareholders to approve a new prospective business opportunity or business combination, which may enable them to close transaction far more quickly and expeditiously than we may. This inherent competitive limitation may compel us to select certain less attractive new business opportunities or business combinations. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

ADDITIONAL FINANCING REQUIREMENTS
Because we had no revenues and no material business activities, we were entirely dependent upon the willingness of our  management to fund the costs associated with compliance with the filing requirements under the Exchange Act, and other  administrative costs of continuing our corporate existence.  During the period covered by this Annual Report, such costs were not paid and we did not remain current in our reporting obligations. In order for us to become current, as of the date of the preparation and filing of this Annual Report, our present management engaged the services of Grassano Accounting P.A. as our new independent public accountant, as reported in our Form 8-K filed November 27, 2001. Our present management has advanced approximately $30,000 for administrative costs related to accounting expenses and the reinstatement of the corporate existence under the laws of the State of Texas. In addition, we are currently negotiating with CR Capital Services, Inc., a company providing corporate securities compliance services, for payment for services in connection with the preparation and filing of this Form 10-KSB and our Quarterly Reports due under the Exchange Act. The amount of the legal and related consulting fees has not been determined with certainty at the date of the filing of this Form 10-KSB, but we expect to be able to pay such expense in shares of our common stock. In fact, we are dependent upon the willingness of  third party consultants to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a business combination or our commencement of business operations. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we commence business operations.   In the event that our available resources from our management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
Because the class of common stock registered under the Exchange Act have not been registered for resale under the Act or the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities.   Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or capital and any potential business operations or acquisition will require the use of any financial resources prior to the consummation of a Business Combination. The payment of dividends after consummating a Business Combination, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our Board of Directors as then constituted. It is our expectation that any future management following a Business Combination will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock, par value $0.01. We may issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with our intent to pursue new business opportunities. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue a substantial number of shares of Common Stock in connection with our intent to pursue new business opportunities, a change in control of the Company may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of its equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas, which space is provided to us on a rent-free basis by Mr. Neil Leibman. The office facility consist of approximately 800 square feet of office space. It is anticipated that this arrangement for rent-free space will remain until such time as we successfully consummate a new business opportunity. The space made available to us at the offices of Mr. Leibman are sufficient for the foreseeable future, until such time as we shall consummate a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our Common Stock was listed for trading on the OTC Bulletin Board (OTCBB) under the symbol "GEXA" until our Common Stock was delisted in 1992 following our bankruptcy filing under Chapter XI after which date our Common Stock was quoted from time to time on the pink sheets under the symbol GEXA. The Company changed its symbol to GECX in March 31, 2001. We were also delisted from the OTCBB as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was ever any significant trading activity in our Common Stock at any time.

(B) Holders of Common Stock

At September 30, 2001, there were approximately 2,606 holders of record of Gexa Gold Corp.'s common stock.

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1991 and 1992.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001. At December 31, 1992, we have no cash or other current assets.

During 1992, we raised no funds through the sale of securities. We generated revenues of $776,683 from our former operations, which ceased during the second quarter of 1992. Since Mr. Leibman became our chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $30,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding. Further, the repayment terms of any payments made on behalf of the Company by Mr. Leibman have not been determined at the date of the filing of this Form 10-KSB. Mr. Leibman is presently negotiating on behalf of the Company with its attorney and CR Capital Services, Inc., its corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings as part of any new business opportunity. We may issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares of Common Stock are issued in connection with a new business opportunity, a change in control of Gexa may be expected to occur.

There currently are no limitations on our ability to borrow funds pursue new business opportunity. However, our limited resources and may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of Gexa to borrow funds required to pursue new business opportunities, or to provide funds for an additional infusion of capital, may have a material adverse effect on Gexa financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1992 and 1991.

INDEX TO FINANCIAL STATEMENTS
Page
Independent Auditors' Report
Condensed Consolidated Balance Sheets December 31, 1992 and December 31, 1991 (Restated)	11
Condensed Consolidated Statements of Operations	12
Condensed Consolidated Stockholders' Equity	13
Condensed Consolidated Statements of Cash Flows	13
Notes to Condensed Consolidated Financial Statements	14

Board of Directors
Gexa Corporation
Houston, Texas

Independent Auditors’ Report

We were engaged to audit the accompanying balance sheets of Gexa Corporation (formerly Gexa Gold Corporation) as of December 31, 1992 and 1991, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.

The Company has no records available for the years ended December 31, 1992 and 1991 on which to apply any audit procedures.

Since there are no records available for the above periods, we performed no work to express, and we do not express, an opinion on these financial statements.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Balance Sheets

ASSETS	Dec. 31, 1992	December 31, 1991
		(Restated)
Current Assets:
Cash and cash equivalents	$0	$385,938
Accounts receivable	0
Gold	0	23,570
Joint Ventures	0	6,258
Others	0	549
Unleached ore and related inventory	0	36,097
Other	0	48,660
Total current assets	0	501,072

Property and Equipment
Mining Operations	0	1,115,736
Equipment	0	41,743
		1,157,749
Less accumulated	0	(508,360)
	0	649,119
Mineral properties, net of amortization of $1,513,495 in 1991	0	3,279,579

Total Assets	$0	$4,429,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	0	1,076,964
Current portion of long-term debt	0	2,489,820
Total current liabilities	0	3,566,784
Long-term debt	0	999,153
Total liabilities	0	4,565,937
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and
outstanding at December 31, 1992 and 944,495 at December 31, 1991	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding at Dec. 31, 1992
and 8,504,425 shares issued and outstanding at December 31, 1991	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,953,948)
Total stockholders' equity	0	(136,167)
Total Stockholders' Equity and Liabilities	$0	$4,429,770
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Operations

	For the Year Ended December. 31,
	1992	1991
		(Restated)
Gold sales, net of refining costs	$776,683	$809,928

Cost of sales (mining operations):
Production costs	674,995	424,147
Depreciation and amortization	24,803	248,082
General and administrate	50,000	139,564
	749,798	811,793
Gross profit	26,885	(1,865)

Exploration	59,527	179,974
General and administrative	110,976	120,201
	170,503	300,175
Loss from operations	(143,618)	(302,040)

Other income (expenses)
Interest income	2,803	15,343
Gain (loss) on sale of Equipment
and miscellaneous	24,737	383,019
Forgiveness of debt income, net	252,245	0
Interest expense	0	(311,211)
	279,955	87,151
Net income (loss)	$136,167	$(214,889)

Basic net income (loss) per share	$0.39	$(0.62)
Diluted net income (loss) per common share	$0.35	$(0.62)

Basic weighted average common
shares outstanding	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	348,142
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1992 and 1991

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1990	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,739,059)	$78,722
Net loss						(214,889)	(214,889)
Balance, Dec. 31, 1991	944,495	47,225	8,504,425	85,044	2,685,512	(2,953,948)	(136,167)
Net income						136,167	136,167

Balance, Dec. 31, 1992	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Condensed Consolidated Statements of Cash Flows
	For the Year Ended December 31,
	1992	1991
Cash Flow from Operating activities:		(Restated)
Net income (loss)	$136,167	$(214,889)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	26,366	256,398
(Increase) decrease in accounts receivable	30,377	260,312
(Increase) decrease in inventory	36,097	122,327
(Increase) decrease in other current assets	48,660	(12,158)
Increase (decrease) in accounts payable and accrued liabilities	(1,076,964)	660,120
Net cash provided (used in) operating activities	(799,297)	1,072,110

Cash flows from investing activities:
Disposal of equipment in bankruptcy	627,669	0
Disposal of mineral properties in bankruptcy	3,363,673	0
Sale of equipment	0	367
Purchase of property and equipment	(2,208)	(29,317)
Additions to mineral properties	(84,094)	(107,252)
Net cash provided by (used in) investing activities	3,905,040	(136,202)

Cash flows from financing activities:
Increase in long-term debt and accrued interest	0	(351,029)
Increase (decrease) in advances from joint ventures	0	(168,690)
Repayment of long-term debt	(245,643)	(60,000)
Settlement of long-term debt in bankruptcy	(3,246,038)	0
Net cash provided (used in) by financing activities	(3,491,681)	(579,719)
Net increase (decrease) in cash and cash equivalents	(385,938)	356,189
Cash and cash equivalents, beginning of period	385,938	29,749
Cash and cash equivalents, end of period	$0	$385,938
Supplemental disclosure of cash flow data:
Interest paid	$0	$36,482
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
December 31, 1992 and 1991

1. Organization and Basis of Presentation:

GEXA Corporation (the Company or GEXA) was formed on April 1, 1985 for the purpose of exploring and developing silver and gold mineral properties in the Western United States.

On March 14, 1986, Royal Apex Silver, Inc. (Royal Apex) acquired the Company by advancing approximately $195,000 of cash to the Company and exchanging 350,000 shares of common stock of Royal Apex (with a market value of $2.62 per share) for all of the outstanding shares of the Company. The acquisition was accounted for as a purchase as of April 1986.

On September 3, 1987, Royal Apex distributed all of GEXA’s then outstanding shares of common stock to Royal Apex’s stockholders on the basis of one GEXA share for each two shares of Royal Apex common stock held.

On November 1, 1989, the Company ceased being a development stage company with the commencement of commercial production of gold at the Mother Lode mine, a heap leach facility near Beatty, Nevada. The Company holds a 40% ownership interest in and until October 31, 1990 served as manager of the U.S. Nevada Gold Search Joint Venture (U.S.N.G.S. Joint Venture) which owns the Mother Lode mine. In December 1990 the Mother Lode mine ceased mining operations with the removal of the last oxide in the Mother Lode pit. Gold production from the heap leach facility continued. In addition, the U.S.N.G.S Joint Venture continued to explore and evaluate its other mineral properties until 1992.

The Company continued to evaluate and develop its other mineral properties through various means including joint ventures with other mining companies. See Note 3. As described in Note 2, the Company defers direct costs of acquiring, exploring, and developing mineral properties pending determination of whether commercial ore bodies exist. Recoverability of the carrying values of such properties is dependent upon the Company’s ability to bring these properties into commercial production or otherwise dispose of these properties at their carrying values. These consolidated financial statements do not include any adjustments to such carrying values that might result from the resolution of this uncertainty.

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed of all of its assets and liabilities.

2. Significant Accounting Policies:

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation:
Effective November 1, 1989, the financial statements include the Company’s 40% proportional share of the U.S.N.G.S. Joint Venture which began production of November 1989.

Cash and Cash Equivalents:
The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Inventory:
Gold inventory in unleached ore and in bullion work in process is recorded at the lower of average cost or market based on an estimated leach recovery rate of 80%.

Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Vehicles	3 years
Office equipment	5 to 7 years
Mining equipment	7 years
Mining buildings	10 years
Trailer park	15 years

When assets are sold or retired, the costs and accumulated depreciation are removed from the accounts, and any resulting gains and losses are reflected in operations.

Mineral Properties:
Direct costs of acquiring, exploring and developing mineral properties are deferred on an individual property basis pending determination of whether commercial ore bodies exist. When a property is placed into production, such deferred costs are amortized using the units-of-production method. When a property is abandoned, the related accumulated costs are charged to operations.

Investments in mining joint ventures in the exploration or development stage are recorded using the cost method. Investments in joint ventures that have entered the production stage are proportionally consolidated. Resulting differences between the Company’s investment under the cost method and its equity in the underlying capital of such production stage joint ventures are amortized on a units-of-production method based on ounces recovered from producing properties.

Reclamation Costs:
In late 1990, the Nevada State Legislature adopted new regulations covering the responsibilities of mining companies for reclamation. These regulations are substantially more comprehensive and stringent than those previously in effect. Accordingly, effective January 1, 1990, the Company accrues for estimated mine reclamation costs over the life of producing properties using the units-of-production method, based on ounces recovered.

Revenue from Gold Bullion Sales:
Revenue from gold bullion sales is recorded on the date the gold ore is shipped to the refiner. The price of each shipment is based on the closing bullion price on the date of the final settlement with the refiner.

Income Taxes:
The Company accounts for income taxes pursuant to the asset and liability method which required deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (loss) per share:
The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The basic weighted average number of shares was computed as if the February 10, 2001 1 to 25 reverse stock split occurred on December 31, 1990. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the preferred shares were converted into common shares.

Comprehensive income:
Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Recent accounting pronouncements:
In the periods reported, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SAFA 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement had no impact on the Company’s financial statements as the Company’s financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

3. USNGS Joint Venture-Mother Lode Project-Mining Program in 1991

Mother Lode Mine Project:
GEXA owns a 40% interest in the 19,000 acre Mother Lode Mine cyanide heap leach project near Beatty, Nevada, which produced 30,143 ounces of gold in 1990. GEXA and its partners, N.A. Degerstrom (20%) and Siskon Gold (40%) are active in continuing the heapleach operations and are exploring the large resource base. The Brother and Bull Frog claim groups are in close proximity to the Bond Gold Bull Frog Mine. There is a substantial deeper sulphide ore potential on the property block which the partners are also addressing by a possible joint venture with other mining concerns in order to cut down the exploration time line. This deeper sulphide deposit is reported to contain a preliminary reserve estimate of 9.4 million tons grading 0.046 oz. gold. It remains open and untested in two directions.

Mining of the Mother Lode Oxide Pit:
Mining of the oxide ore at the Mother Lode Mine was completed during the fourth quarter of 1990, however processing of ores from the pit continues.

Development/Exploration Program in 1991:
The Joint Venture exploration includes extensive mapping, geochemical sampling, geophysics, and drilling.

Three Hills Property:
The 3,000 acre Three Hills Project, Esmeralda County, Nevada, 100% owned by GEXA, has been previously explored by Saga Exploration, Cordex and Echo Bay who have completed over 36,000 feet of exploration drilling. This drilling is identified as a geological resource of 6.45 million tons grading 0.026 oz/ton with a strip ration of 1.2:1 (167,700 oz. gold contained). Preliminary metallurgical tests have resulted in gold recovery as high as 97%. Additional potential for mineralization exists beneath the surrounding pediment. The property package consists of 216 claims of which 190 are unencumbered, unpatented, GEXA controlled claims. 15 are leased unpatented claims, and 11 are leased patented claims.

During 1991, the company’s work on the project consisted of geological sampling program, collection of metallurgical bulk samples and metallurgical testing done at two laboratories.

GEXA will make a preliminary determination regarding production economics through a feasibility study in 1992 and will work towards the finalization of production financing internally or through a joint venture company.

Maverick Springs Property:
The Maverick Springs property is located in Southern Elko County, Nevada and consists of 125 contiguous, unpatented mining claims all under the control of GEXA Gold Corporation with no underlying agreements. The 2,500 acre Maverick Springs project has yielded positive gold and silver intercepts from limited previous drilling. The property is surrounded by a large, privately held concern which has drilled in excess of 150 closely spaced holes commencing within 50 feet of the border of the Maverick Springs property. The spacing and intensity of the drilling indicates a substantial discovery.

As previously reported, on September 3, 1991, the Company was notified by Echo Bay of its decision to voluntarily withdraw from the venture agreement, after expending their initial budgeted program of over $250,000.00 on exploration. Echo Bay had drilled seven reverse circulation drill holes totaling 10,445 feet. Numerous anomalous intercepts in the .01X-.04X oz. per ton gold range were encountered including 60 feet averaging .022 oz. per ton gold.

Rocky Bar Property:
The 5,400 acre Rocky Bar property is located in Elmore County, Idaho and consists of 290 unpatented and 19 patented lode claims.

On October 19, 1992, the Company was notified by Newmont Exploration Limited of its withdrawal from the Rocky Bar Joint Venture. GEXA retains 100% interest in the property. Newmont reports to have expended approximately $1,079,436 during their three years of exploration on the project. Newmont has utilized soil sampling and drilling to delineate numerous geologic targets on the property. A district-wide geologic and alteration mapping program identified a series of mineralized ENE trending faults. This mapping program led to the discovery of the MDE lode, an extension of the previously identified Northern Anomaly. The MDE lode exhibits 150+ ppb gold soil values extending over a strike length of 1.25 miles with widths of 300-400 feet. Drilling in the MDE area encountered gold intercepts as high as .211 oz. per ton over a length of 25 feet. Drilling in other areas of the Rocky Bar project has identified a measured resource of 2+ million tons with an average grade of .053 oz. per ton.

Other Properties:
GEXA has several other properties totaling approximately 8400 acres under exploration and/or submission of joint venture exploration and is constantly reviewing and pursuing other gold exploration/production opportunities.

Income Taxes

At December 31, 1991, the Company has the following net operating loss carryforwards:

Financial Statement Basis	Income Tax Basis	Year of Expiration
$457,765	$385,468	2000
498,576	418,185	2001
137,978	819,349	2002
424,933	992,297	2003
995,432	813,316	2004
682,140	1,047,835	2005
$3,196,824	$4,476,450

The Company’s postacquisition (Note 1) net operating loss (NOL) carryforward is accorded different treatment than the preacquisition NOL carryforward under the Internal Revenue Code and, accordingly, available amounts of the NOL may be reduced.

5. Restated Financial Statements

The financial statements for 1991 were restated to adjust the number of shares of common stock to the actual number as of January 1, 2001. There was no stock issued from December 31, 1990 through April 18, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We are filing this Annual Report for the year ended December 31, 1992, which contains our financial statements for the year ended December 31, 1992 and 1991. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles in previous annual filings. There was no disagreement with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. At the time of this filing, the Company has engaged a new accountant. The financial statements for the year ended December 31, 1992 were prepared by Grassano Accounting P.A. The Company had no records available for the years ended December 31, 1992 and 1991 on which to apply any audit procedures. Therefore, Grassano Accounting P.A. performed no work to express, and did not express an opinion on these financial statements.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present, we have three executive officers and four directors. We have elected to maintain seven board seats to serve three year staggered terms. We may elect more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.

The following table sets forth as the name, age and position held with respect to our directors and executive officer:

Name	Age	Positions	Term
Neil Leibman	41	CEO, Chairman	one year
Marcie Zlotnik	39	President, and Director	one year
Stuart C. Gaylor	40	Director	one year
Dan C. Fogarty	37	Director	one year
Bobby Orr	41	Director	one year

Mr. Leibman, CEO: Mr. Neil Leibman has an undergraduate degree from Emroy University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman has been practicing law in Texas. His law firm is specialized in corporate law and business litigation. Mr. Leibman currently sits on the Board of Directors of Sundowner Pools & Landscape, Inc. and EZUtilities Corp. In addition, he serves as Vice Chairman of the Board of Trustee of The Fay School and on the Development Council of Texas Childrin's Hospital. Mr. Leibman has not held any position in a reporting public company during the last five years.

Ms. Marcie Zlotnik, President: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Mr. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas. Mrs. Zlotnik has not held any position in a reporting public company during the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Not Filed
Neil Leibman	Forms 3, 4 and 5
Marcie Zlotnik	Forms 3, 4 and 5
Stuart C. Gaylor	Forms 3, 4 and 5
Dan C. Fogarty	Forms 3, 4 and 5
Bobby Orr	Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Neil Leibman, CEO, Director, Since 3-2001	2000	0	0	0	0	0	0	0
Marcie Zlotnik, President, Director since 3-2001	2000	0	0	0	0	0	0	0
Stuart C. Gaylor, Director since 3-2001	2000	0	0	0	0	0	0	0
Bobby Orr, Director since 3-2001	2000	0	0	0	0	0	0	0
Justin L. Rice	2000-1991	0	0	0	0	0	0	0
Gary L. Rice	2000-1991	0	0	0	0	0	0	0
David E.P. Lindh	2000-1991	0	0	0	0	0	0	0
Henry C.B. Lindh	2000-1991	0	0	0	0	0	0	0
Robert McDougal	2000-1991	0	0	0	0	0	0	0
Dale Stringfellow	2000-1991	0	0	0	0	0	0	0
Laura B. Kalbfleisch	2000-1991	0	0	0	0	0	0	0

(1) All new officers commenced serving in such positions in March 2001. Since our discharge from bankruptcy in 1992, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of October 30, 2001, and the date of the filing of this Form 10-KSB for the year ended December 31, 1992, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding(a)
Neil Leibman, CEO, 24 Greenway, Suite 1826, Houston, TX 77046(1)	3,200,000	53.35%
Marcie Zlotnik, President, 24 Greenway, Suite 1826, Houston, TX 77046	640,000	10.67%
N. Peter Hamilton	21,363	6.27%
N. A. Degerstorm, Inc.	47,899	14.08%
Justin L. Rice	30,627	9.00%
Gary L. Rice	21,880	6.43%
All Officers and Directors as a Group (one person)	0	0%
(a) Based on 5,866,922 shares of Common Stock outstanding as of September 30, 2001.
(1) Mr. Leibman became the Company’s CEO and director in March 2001.
(2) Ms. Zlotnik became the Company’s President and director in March 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no known transaction during the year covered by this report, or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-12g filed September 3, 1987.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-12g filed September 3, 1987.
13(i)	The Registrant's Current Report on Form 8-K filed on June 21, 2001 and November 27, 2001, which are incorporated by reference.
99.2	Texas Business Corporation Act Part V, Article 5.1, 5.2 and 5.3.

(B) Description of Exhibits

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
Dated: November 29, 2001