Form 10QSB
period 1993-03-31
GEXA CORP
filed 2001-11-29
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1993

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended March 31, 1993 and
December 31, 1992.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets March 31, 1993 - (Unaudited) and December 31, 1992	2
Statement of Operations for the Three Months ended March 31, 1993 and 1992 - (Unaudited)	3
Statement of Cash Flow for the Three Months ended March 31, 1993 and 1992 - (Unaudited)	4
Notes to Financial Statements	4

GEXA CORP.

ASSETS	March 31, 1993	December 31, 1992
	(Unaudited)

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$0	$0
Stockholders' equity:
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and
outstanding at March 31, 1993 and 944,495 at December 31, 1992	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	1993	1992
Gold sales, net of refining costs	$0	$776,683

Cost of sales (mining operations):
Production costs	0	674,995
Depreciation and amortization	0	24,803
General and administrate	0	50,000
	0	749,798
Gross profit	0	26,885

Exploration	0	59,527
General and administrative	0	110,976
	0	170,503
Loss from operations	0	(143,618)

Other income (expenses)
Interest income	0	2,803
Gain (loss) on sale of Equipment
and miscellaneous	0	24,737
Forgiveness of debt income, net	0	0
Interest expense	0	27,540
Net income (loss)	$0	$(116,078)

Basic net income (loss) per share	$0.00	$(0.33)
Diluted net income (loss) per common share	$0.00	$(0.33)

Basic weighted average common
shares outstanding	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	348,142
See accompanying notes to financial statements.

GEXA CORP.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	1993	1992
Cash Flow from Operating activities:
Net income (loss)	$0	$136,167

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	0	26,366
(Increase) decrease in accounts receivable	0	30,377
(Increase) decrease in inventory	0	36,097
(Increase) decrease in other current assets	0	48,660
Increase (decrease) in accounts payable and accrued liabilities	0	(1,076,964)
Net cash provided (used in) operating activities	0	(799,297)

Cash flows from investing activities:
Disposal of equipment in bankruptcy	0	627,669
Disposal of mineral properties in bankruptcy	0	3,363,673
Purchase of property and equipment	0	(2,208)
Additions to mineral properties	0	(84,094)
Net cash provided by (used in) investing activities	0	3,905,040

Cash flows from financing activities:
Repayment of long-term debt	0	(245,643)
Settlement of long-term debt in bankruptcy	0	(3,246,038)
Net cash provided (used in) by financing activities	0	(3,491,681)
Net increase (decrease) in cash and cash equivalents	0	(385,938)
Cash and cash equivalents, beginning of period	0	385,938
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993.

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

During the three month period ended March 31, 1993, we generated no revenues from any business operations. We did not incurred any operating expenses during the three months ended March 31, 1993 and therefore we had no net income or loss.

Liquidity and Capital Resources

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed of all of its assets and liabilities. There can be no assurance that we will be able to continue to operate through the issuance of notes or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

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
Dated: November 29, 2001
Houston, Texas