Form 10QSB
period 1993-09-30
GEXA CORP
filed 2001-11-29
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1993

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended September 30, 1993 and
December 31, 1992.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets September 30, 1993 (Unaudited) - and December 31, 1992	2
Statement of Operations for the Three and Nine-Months ended September 30, 1992 and 1991 - (Unaudited)	3
Statement of Cash Flow for the Nine Months ended September 30, 1993 and 1992 - (Unaudited)	4
Notes to Financial Statements	4

GEXA CORP.
Balance Sheets

ASSETS	September 30, 1993	December 31, 1992
	(Unaudited)
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$0	$0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Statements of Operations
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	1993	1992	1993	1992
Gold sales, net of refining costs	$0	$0	$0	$776,683

Cost of sales (mining operations):
Production costs	0	0	0	674,995
Depreciation and amortization	0	0	0	24,803
General and administrate	0	0	0	50,000
	0	0	0	749,798
Gross profit	0	0	0	26,885

Exploration	0	0	0	59,527
General and administrative	0	0	0	110,976
	0	0	0	170,503
Loss from operations	0	0	0	(143,618)

Other income (expenses)
Interest income	0	0	0	2,803
Gain (loss) on sale of Equipment
and miscellaneous	0	0	0	24,737
Forgiveness of debt income, net	0	0	0	252,245
Interest expense	0	0	0	0
	0	0	0	279,955
Net income (loss)	$0	$0	$0	$136,167

Basic net income (loss) per share	$0.00	$0.38	$0.39	$0.39
Diluted net income (loss) per common share	$0.00	$0.34	$0.35	$0.35

Basic weighted average common
shares outstanding	348,142	348,142	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	385,922	385,922	385,922
See accompanying notes to financial statements.

GEXA CORP.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended Sept. 30,
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

GEXA CORP.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993.

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

During the three and nine month period ended September 30, 1993, we generated no revenues from any business operations and we did not incurred any operating expenses during the three and nine months ended September 30, 1993.

Liquidity and Capital Resources

As part of the Company's reorganization due to its bankruptcy filing in 1992, we disposed of all of its assets and liabilities. There can be no assurance that we will be able to continue to operate through the issuance of notes or other instruments, issuance of shares for services provided or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-12g filed on September 3, 1987 and are incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-12g, filed on September 3, 1987 and are incorporated herein by reference)
13(i)	The Registrant's Current Report on Form 8-K filed on June 21 and November 30, 2001, which is incorporated by reference.

(b) Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: November 29, 2001
Houston, Texas