Form 10KSB
period 1993-12-31
GEXA CORP
filed 2001-11-30
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-16179

GEXA CORP.
(Name of Small Business Issuer in Its Charter)

Texas	75-0670175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

24 Greenway Plaza, Suite 1826, Houston, TX	77046
(Address of Principal Executive Offices)	(Zip Code)

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

General Background and Reports under the Exchange Act

Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing our Annual Reports on Form 10-KSB for the years ended December 31, 1993, 1994, 1995, 1997, 1998, 1999 and 2000, all of which contain our audited financial statements for the respective periods. No material change in our business occurred following its filing for bankruptcy under Chapter XI of the US Bankruptcy Code and its discharge by the Bankruptcy Court in 1992 through the year ended December 31, 2000. The disclosure contained herein refers to the time period covered under this report, except updated disclosure regarding our change of address, telephone and principal executive officers. We also make reference to our Quarterly Report for the period ended June 30, 2001 that was filed with the SEC on July 25, 2001, which Quarterly Report contains disclosure regarding our intent to enter into the business of reselling electricity in Texas. The resale of electricity becomes a deregulated industry in the State of Texas effective January 1, 2002.

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

Ms. Marcie Zlotnik, age 39, is our President and a Director: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Mr. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas.

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1991, 1992 and 1993.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001. At December 31, 1993, we have no cash or other current assets.

During the period of this Annual Report, we raised no funds through the sale of securities and we generated no revenues. Our former operations ceased during the second quarter of 1992. Since Mr. Leibman became our chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $30,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding. Further, the repayment terms of any payments made on behalf of the Company by Mr. Leibman have not been determined at the date of the filing of this Form 10-KSB. Mr. Leibman is presently negotiating on behalf of the Company with its attorney and CR Capital Services, Inc., its corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1993 and 1992.

INDEX TO FINANCIAL STATEMENTS
Page
Independent Auditors' Report
Balance Sheets December 31, 1993 and December 31, 1992 (Unaudited)	11
Statements of Operations	12
Stockholders' Equity	13
Statements of Cash Flows	13
Notes to Financial Statements	14

Board of Directors
Gexa Corporation
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Independent Auditors’ Report

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corporation as of December 31, 1993, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corporation as of December 31, 1993, and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were also engaged to audit the accompanying balance sheet of Gexa Corporation as of December 31, 1992, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.

The Company has no records available for the year ended December 31, 1992 on which to apply any audit procedures.

Since there are no records available for the above period, we performed no work to express, and we do not express, an opinion on these financial statements.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
Balance Sheets

ASSETS	Dec. 31, 1993	December 31, 1992
		(Unaudited)
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	0	0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Statements of Operations

	For the Year Ended December 31,
	1993	1992
Gold sales, net of refining costs	$0	$776,683

Cost of sales (mining operations):
Production costs	0	674,995
Depreciation and amortization	0	24,803
General and administrate	0	50,000
	0	749,798
Gross profit	0	26,885

Exploration	0	59,527
General and administrative	0	110,976
	0	170,503
Loss from operations	0	(143,618)

Other income (expenses)
Interest income	0	2,803
Gain (loss) on sale of Equipment
and miscellaneous	0	24,737
Forgiveness of debt income, net	0	252,245
Interest expense	0	0
	0	279,955
Net income (loss)	$0	$136,167

Basic net income (loss) per share	$0	$0.39
Diluted net income (loss) per common share	$0	$0.35

Basic weighted average common
shares outstanding	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	385,922
See accompanying notes to financial statements.

GEXA CORP.
Statements of Stockholders' Equity
For the Years Ended December 31, 1993 and 1992

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1991	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,953,948)	$(136,167)
(Unaudited)
Net loss (Unaudited)						136,167	136,167
Balance, Dec. 31, 1992	944,495	47,225	8,504,425	85,044	2,685,512	(2,817,781)	0
Net income (loss)						0	0

Balance, Dec. 31, 1993	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
See accompanying notes to financial statements.

GEXA CORP.
Statements of Cash Flows
	For the Year Ended December 31,
	1993	1992
Cash Flow from Operating activities:		(Unaudited)
Net income (loss)	$0	$136,167

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	0	26,366
(Increase) decrease in accounts receivable	0	30,377
(Increase) decrease in inventory	0	36,097
(Increase) decrease in other current assets	0	48,660
Increase (decrease) in accounts payable and accrued liabilities	0	(1,076,964)
Net cash provided (used in) operating activities	0	(799,297)

Cash flows from investing activities:
Disposal of equipment in bankruptcy	0	627,669
Disposal of mineral properties in bankruptcy	0	3,363,673
Purchase of property and equipment	0	(2,208)
Additions to mineral properties	0	(84,094)
Net cash provided by (used in) investing activities	0	3,905,040

Cash flows from financing activities:
Repayment of long-term debt	0	(245,643)
Settlement of long-term debt in bankruptcy	0	(3,246,038)
Net cash provided (used in) by financing activities	0	(3,491,681)
Net increase (decrease) in cash and cash equivalents	0	(385,938)
Cash and cash equivalents, beginning of period	0	385,938
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Notes to the Financial Statements
December 31, 1993 and 1992

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

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed of all of its assets and liabilities and has been inactive since the bankruptcy settlement.

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

Recent accounting pronouncements:

In the periods reported, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement had no impact on the Company’s financial statements as the Company’s financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

Income Taxes

At December 31, 1993, the Company has the following net operating loss carryforwards:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We are filing this Annual Report for the year ended December 31, 1993, which contains our financial statements for the year ended December 31, 1993 and 1992. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles in previous annual filings on Form 10-KSB. There was no disagreement with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. At the time of this filing, the Company has engaged a new accountant. The financial statements for the year ended December 31, 1992 were prepared by Grassano Accounting P.A. The Company had no records available for the years ended December 31, 1992 and 1991 on which to apply any audit procedures. Therefore, Grassano Accounting P.A. performed no work to express, and did not express an opinion on these financial statements.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of September 30, 2001, and the date of the filing of this Form 10-KSB for the year ended December 31, 1993, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
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
Dated: November 30, 2001