Form 10KSB
period 1994-12-31
GEXA CORP
filed 2001-11-30
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1992, 1993 and 1994.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001. At December 31, 1994, we have no cash or other current assets.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1994 and 1993.

Board of Directors
Gexa Corporation
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Independent Auditors’ Report

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corporation as of December 31, 1994 and 1993, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corporation as of December 31, 1994 and 1993, and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
Balance Sheets

ASSETS	December 31, 1994	December 31, 1993

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	0	0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
See accompanying notes to financial statements.

GEXA CORP.
Statements of Operations

	For the Year Ended Dec. 31,
	1994	1993
Sales	$0	$0

Cost of sales	0	0
Gross profit	0	0

General and administrative	0	0

Net income (loss)	$0	$0

Basic net income (loss) per share	$0.00	$0.00
Diluted net income (loss) per share	$0.00	$0.00

Basic weighted average common
shares outstanding	348,142	348,142
Diluted weighted average common
shares outstanding	385,922	348,142
See accompanying notes to financial statements.

GEXA CORP.
Statements of Stockholders' Equity
For the Years Ended December 31, 1994 and 1993

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1992	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,953,948)	$(136,167)
(Unaudited)
Net loss						136,167	136,167
Balance, Dec. 31, 1993	944,495	47,225	8,504,425	85,044	2,685,512	(2,817,781)	0
Net income (loss)						0	0

Balance, Dec. 31, 1994	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
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
December 31, 1994 and 1993

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

At December 31, 1994, the Company has the following net operating loss carryforwards:

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

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present, we have two executive officers and five directors. We have elected to maintain seven board seats to serve three year staggered terms. We may elect more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of September 30, 2001, and the date of the filing of this Form 10-KSB for the year ended December 31, 1994, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
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
(a) Based on 5,866,922 shares of Common Stock outstanding as of September 30, 2001.
(1) Mr. Leibman became the Company’s CEO and director in March 2001.
(2) Ms. Zlotnik became the Company’s President and director in March 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no known transaction during the year covered by this report, or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had a direct or indirect material interest.

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