Form 10KSB
period 1995-12-31
GEXA CORP
filed 2001-11-30
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1993, 1994 and 1995.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1995 and 1994.

Board of Directors
Gexa Corp.
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Independent Auditors’ Report

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corp. as of December 31, 1995 and 1994, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corp. as of December 31, 1995 and 1994, and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
Balance Sheets

ASSETS	Dec. 31, 1995	December 31, 1994

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	0	0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
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

GEXA CORP.
Statements of Stockholders' Equity
For the Years Ended December 31, 1995 and 1994

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1993	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
(Unaudited)
Net income (loss)						0	0
Balance, Dec. 31, 1994	944,495	47,225	8,504,425	85,044	2,685,512	(2,817,781)	0
Net income (loss)						0	0
Balance, Dec. 31, 1995	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
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
December 31, 1995 and 1994

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

At December 31, 1995, the Company has the following net operating loss carryforwards:

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