Form 10KSB/A
period 1998-12-31
GEXA CORP
filed 2001-11-30
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1996, 1997 and 1998.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001. At December 31, 1998, we have no cash or other current assets.

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

Board of Directors
Gexa Corp.
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Independent Auditors’ Report

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corp. as of December 31, 1998 and 1997, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corp. as of December 31, 1998 and 1997, and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
Balance Sheets

ASSETS	Dec. 31, 1998	December 31, 1997

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	0	0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
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

GEXA CORP.
Statements of Stockholders' Equity
For the Years Ended December 31, 1998 and 1997

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1996	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
Net income (loss)						0	0
Balance, Dec. 31, 1997	944,495	47,225	8,504,425	85,044	2,685,512	(2,817,781)	0
Net income (loss)						0	0
Balance, Dec. 31, 1998	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
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

At December 31, 1998, the Company has the following net operating loss carryforwards:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of September 30, 2001, and the date of the filing of this Form 10-KSB for the year ended December 31, 1998, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
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