Form 10KSB/A
period 2000-12-31
GEXA CORP
filed 2001-11-30
CIK 821113

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

Recent sales of unregistered Securities

The Company has not sold any unregistered securities during 1998, 1999 and 2000.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 1990 through April 18, 2001. At December 31, 2000, we have no cash or other current assets.

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

INDEX TO FINANCIAL STATEMENTS
Page
Independent Auditors' Report
Balance Sheets December 31, 2000 and December 31, 1999	14
Statements of Operations	15
Stockholders' Equity	15
Statements of Cash Flows	15
Notes to Financial Statements	16

Board of Directors
Gexa Corp.
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Independent Auditors’ Report

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corp. as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corp. as of December 31, 2000 and 1999, and the results of its operations, its changes in stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/ s / Grassano Accounting P.A.
Boca Raton, Florida
October 26, 2001

GEXA CORP.
Balance Sheets

ASSETS	Dec. 31, 2000	December 31, 1999

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	0	0
Stockholders' equity (deficit):
Cumulative Convertible preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
preferred convertible shares issued and outstanding	47,225	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 8,504,425 shares issued and outstanding	85,044	85,044
Additional paid-in capital	2,685,512	2,685,512
Accumulated deficit	(2,817,781)	(2,817,781)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0
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

GEXA CORP.
Statements of Stockholders' Equity
For the Years Ended December 31, 2000 and 1999

						Retained
					Addi-	Earnings	Total
	Preferred Stock		Common Stock		tional	(Accu-	Stockholders'
	Number		Number		Paid-in	mulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Deficit)	Deficit

Balance, Dec. 31, 1998	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
Net income (loss)						0	0
Balance, Dec. 31, 1999	944,495	47,225	8,504,425	85,044	2,685,512	(2,817,781)	0
Net income (loss)						0	0
Balance, Dec. 31, 2000	944,495	$47,225	8,504,425	$85,044	$2,685,512	$(2,817,781)	$0
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
December 31, 2000 and 1999

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

Income Taxes

At December 31, 2000, the Company has the following net operating loss carryforwards:

Financial Statement Basis	Income Tax Basis	Year of Expiration
498,576	418,185	2001
137,978	819,349	2002
424,933	992,297	2003
995,432	813,316	2004
682,140	1,047,835	2005
$2,739,059	$4,090,982

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Not Filed
Neil Leibman	Forms 3, 4 and 5
Marcie Zlotnik	Forms 3, 4 and 5
Stuart C. Gaylor	Forms 3, 4 and 5
Dan C. Fogarty	Forms 3, 4 and 5
Bobby Orr	Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Neil Leibman, CEO, Director, Since 3-2001	2000	0	0	0	0	0	0	0
Marcie Zlotnik, President, Director since 3-2001	2000	0	0	0	0	0	0	0
Stuart C. Gaylor, Director since 3-2001	2000	0	0	0	0	0	0	0
Stuart C. Fogarty, Director since 3-2001	2000	0	0	0	0	0	0	0
Bobby Orr, Director since 3-2001	2000	0	0	0	0	0	0	0
Justin L. Rice	2000-1991	0	0	0	0	0	0	0
Gary L. Rice	2000-1991	0	0	0	0	0	0	0
David E.P. Lindh	2000-1991	0	0	0	0	0	0	0
Henry C.B. Lindh	2000-1991	0	0	0	0	0	0	0
Robert McDougal	2000-1991	0	0	0	0	0	0	0
Dale Stringfellow	2000-1991	0	0	0	0	0	0	0
Laura B. Kalbfleisch	2000-1991	0	0	0	0	0	0	0

(1) All new officers commenced serving in such positions in March 2001. Since our discharge from bankruptcy in 1992, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of September 30, 2001, and the date of the filing of this Form 10-KSB/A for the year ended December 31, 2000, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
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