Form 10QSB/A
period 2001-03-31
GEXA CORP
filed 2001-12-03
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three-month periods ended March 31, 2001 and 2000.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000	2
Statement of Operations for the three-months ended March 31, 2001 and 2000 (Unaudited)	3
Statement of Cash Flow for the three-months ended March 31, 2001 and 2000 (Unaudited)	3
Notes to the Financial Statements	4

GEXA CORP.
Balance Sheets
	March 31, 2001	December 31, 2000
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	-	-
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; no preferred convertible shares issued and
outstanding at March 31, 2001 and 944,495 at December 31, 2000	-	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 4,460,922 shares issued and outstanding at March 31
and 8,504,425 shares issued and outstanding at December 31, 2000	44,609	85,044
Additional paid-in capital	2,813,922	2,685,512
Accumulated (loss)	(2,858,531)	(2,817,781)
Total stockholders' equity	-	-
Total stockholders' equity and liabilities	$-	$-
See accompanying notes to financial statements.

GEXA CORP.
Statement of Operations
(Unaudited)
	For the three months ended	For the three months ended
	March 31, 2001	March 31, 2000
Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

General and administrative	40,750	-

Net income (loss)	$(40,750)	$-

Basic net income (loss) per share	$(0.05)	$-
Diluted net income (loss) per share	$(0.05)	$-

Basic weighted average shares outstanding	821,489	348,142
Diluted weighted average shares outstanding	821,489	385,922
See accompanying notes to financial statements.

GEXA CORP.
Statement of Cash Flow
(Unaudited)
	For the three months ended	For the three months ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income (loss)	$(40,750)	$-
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Stock issued to officers, directors and consultants for services	40,750	-
Net cash provided by (used in) operating activities	-	-
Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-
Cash flow from financing activities:
Net cash provided by (used in) financing activities	-	-
Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-
Supplemental disclosure of cash flow data:
Cash paid for interest during the period	$-	$-
See accompanying notes to financial statements.

GEXA CORP.
(Formerly Gexa Gold Corporation)
Notes to the Financial Statements
(Unaudited)
    March 31, 2001

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Stock Transactions

On February 10, 2001, the 944,495 shares of convertible preferred stock were converted into 944,495 shares of common stock. On the same day, the board of directors voted to execute a 1 to 25 reverse stock split.
On March 21, 2001, the board authorized the issuance of 3,200,000 shares of common stock to the Company’s chief executive officer, 320,000 shares to the Company’s chief operating officer, 400,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

3. Earnings Per Share

The basic weighted average number of shares was computed as if the February 10, 2001 1 to 25 reverse stock split occurred on December 31, 1999. The diluted weighted average number of common shares for 2000 includes the conversion of the preferred stock into common. The diluted weighted average for 2001 includes 320,000 shares authorized by the board to be issued to the Company’s chief operating officer on September 1, 2001 for services rendered.

4. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the company has had no sales. The future of the Company is dependent upon its ability to obtain financing and on the success of its new operations.

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

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of additional shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations. On February 10, 2001, we converted all issued and outstanding convertible preferred stock into 944,496 shares of common stock. At the same time, our board of directors approved and executed a 1 for 25 reverse stock split.

Results of Operations

During the three months ended March 31, 2001, we did not generate any revenues from any business operations. We had also no revenues from operations during same period in the prior year. During the three month period ended March 31, 2001, we had non-cash expenses in the amount of $40,750 related to the issuance of restricted common stock to officers, directors and consultants. See Item II Part II below.

Liquidity and Capital Resources

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed all of its assets and liabilities. At March 31, 2001 and December 31, 2000, we had no assets and liabilities. We had an accumulated deficit of $2,858,531 as of March 31, 2001.We also had no new borrowings or any other source of funding during the three month period ended March 31, 2001. During the period ended March 31, 2001, we did not identify any source of funding.

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

Mr. Leibman became our CEO and chairman in March 2001 by action of the former board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $30,000, which monies have been applied principally to pay fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman, we have no written finance agreement with Mr. Leibman to provide any continued funding.

There currently are no limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects, including the ability to seek new business opportunities. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

(a) None.

(b) The conversion of our convertible preferred stock into common stock:
In February 2001, the Company converted all of its issued and outstanding shares of convertible preferred stock into common stock on a one for one basis.

(c) Issuance of Restricted Common Stock:
During the three month period ended March 31, 2001, we issued 4,075,000 restricted shares of common stock that were not registered under the Act. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of common stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder	Date of Issuance	Number Common Stock	Consideration
Marcie Zlotnik	03-21-2001	320,000	Service as President, Director (3)
Boxer Capital LLP	03-21-2001	3,200,000	Service as CEO, Director (1)
Steven H. Bethke	03-21-2001	250,000	Advisory Board (2)(3)
Norman George	03-21-2001	100,000	Advisory Board (2)(3)
Kim T. Peterson	03-21-2001	50,000	Advisory Board (2)(3)
Sundowner Holdings	03-21-2001	40,000	Consulting Service (3)
Jack Kamrath	03-21-2001	75,000	Consulting Service (3)
Meryl Roberts	03-21-2001	40,000	Consulting Service (3)
(1) Boxer Capital LLP, a family partnership in which Mr. Leibman holds a 1% equity interest and is the general partner.
(2) Compensation for serving on the Company's Advisory Board.
(3) Shares were issued at par value.

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
Dated: December 3, 2001
Houston, Texas