Form 10QSB/A
period 2001-06-30
GEXA CORP
filed 2001-12-03
CIK 821113

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended June 30, 2001 and 2000.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000	2
Statement of Operations for the Three and Six-Months ended June 30, 2001 and 2000 (Unaudited)	3
Statement of Cash Flow for the Six-Months ended June 30, 2001 and 2000 (Unaudited)	3
Notes to Financial Statements	4

GEXA CORP.
Balance Sheets
ASSETS	June 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$202,079	$-
Total current assets	202,079	-

Total Assets	$202,079	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$100,000	$-
Total current liabilities	100,000	-
Long-term liabilities:
Notes payable-officer	100,000	-
Total liabilities	200,000	-
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; no preferred convertible shares issued and
outstanding at June 30, 2001 and 944,495 at December 31, 2000	-	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 4,960,922 shares issued and outstanding at June 30, 2001
and 8,504,425 shares issued and outstanding at December 31, 2000	49,609	85,044
Additional paid-in capital	2,825,422	2,685,512
Retained earnings (Accumulated deficit)	(2,872,952)	(2,817,781)
Total stockholders' equity	2,079	-
Total stockholders' equity and liabilities	$202,079	$-
See accompanying notes to financial statements.

GEXA CORP.
Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$-	$-	$-	$-
Operating expense				-
Administrative	14,421	-	55,171	-
Net income (loss)	$(14,421)	$-	$(55,171)	$-

Basic net income (loss) per share	$(0.00)	$-	$(0.02)	$-
Diluted net income (loss) per common share	$(0.00)	$-	$(0.02)	$-

Basic weighted average common
shares outstanding	4,856,526	348,142	2,850,154	348,142
Diluted weighted average common
shares outstanding	4,856,526	385,922	2,850,154	385,922
See accompanying notes to financial statements.

GEXA CORP.
Statement of Cash Flow
(Unaudited)
	For the six months ended	For the six months ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income (loss)	$(55,171)	$-
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Stock issued to officers, directors and consultants for services	40,750	-
Net cash provided by (used in) operating activities	-	-
Cash flows from investing activities:	(14,421)
Net cash provided by (used in) investing activities	-	-
Cash flow from financing activities:
Proceeds from notes payable	200,000
Proceeds from sale of common stock	50,000
Payments to corporation consultants	(33,500)
Net cash provided by (used in) financing activities	216,500	-
Increase (decrease) in cash and cash equivalents	202,079	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$202,079	$-
Supplemental disclosure of cash flow data:
Cash paid for interest during the period	$-	$-
See accompanying notes to financial statements.

GEXA CORP.
Notes to the Unaudited Financial Statements
(Unaudited)
June 30, 2001

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

2. Notes Payable

On June 30, 2001, the CEO of the Company lent the Company $100,000 for five years evidenced by an unsecured non-interest bearing promissory note. On the same date, an unrelated individual advanced the Company $100,000 and will receive 10,000 shares of common stock as interest within ninety days.

 3. Stock Transactions

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
On April 19, 2001, the Company sold 500,000 shares of stock to an unaffiliated corporation for $50,000.

4. Earnings Per Share

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

5. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has had no sales. The future of the Company is dependent upon its ability to obtain financing and on the success of its new operations.

6. Subsequent Event

On July 1, the Company purchased the assets, which consisted of software development and contracts with vendors, of EZ Utilities for 300,000 shares of common stock and the assumption of a $25,000 note payable to the Company’s chairman and CEO. The stock was priced at $.202 per share.

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

This Quarterly Report contains disclosure related to our intent to enter into the business of reselling electricity which becomes a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers, such as Gexa. Our plan to pursue this new business opportunity may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in State of Texas in which we seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity. Our efforts regarding this new business opportunity may be wrong because of our limited resources.

During the three and six month periods ended June 30, 2001 and 2000, we generated no revenues from any business operations. During the three month periods ended June 30, 2001, we had administrative expenses of $14,421 and therefore had a net loss in the same amount. We had no expenses nor income during the same periods of  the prior year.

Liquidity and Capital Resources

At June 30, 2001, we had current assets of $202,079 consisting of cash and cash equivalents. The cash and cash equivalents included a ninety day certificate of deposit in the amount of $200,000, which amount is required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Our total assets at June 20, 2001 were $202,079. At June 30, 2001, we had current liabilities of $100,000, which relates to the issuance of a note payable to a third party in connection with our application to become a reseller of electricity. Our long-term liabilities consisted of a non-interest bearing five year promissory note issued to our CEO. At December 31, 2000, we had no assets and liabilities.

During the six-month period ended June 30, 2001, we had negative cash flows from operations of $14,421. During the six-month period ended June 30, 2001, we had no investing activities. Our financing activities provided as with $216,500, including $50,000 from the sale of restricted shares and $200,000 from the issuance of notes.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of our business plan to enter into the business of reselling electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

There currently are no limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects. To the extent that additional debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

(c) Equity securities of the registrant sold by the registrant during the period ended June 30, 2001 that were not registered under the Securities Act.:
During the three month period ended June 30, 2001, we issued 500,000 restricted shares of common stock that were not registered under the Act. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of common stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder	Date of Issuance	Number Common Stock	Consideration
Affordable Telecommunications Technology Corp.	04-19-2001	500,000	$50,000

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

(b) Form 8-K.

The Company filed a Current Report on Form 8 on June 21, 2001 with disclosure under Item 1, Changes in Control of the Registrant, Item 5, Other Event and Regulation FD Disclosure and Item 6, Resignation of Registrant;s Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.
By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: December 3, 2001
Houston, Texas