Form 10QSB
period 2001-09-30
GEXA CORP
filed 2001-12-03
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended June 30, 2001 and 2000.

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets September 30, 2001 (Unaudited) and December 31, 2000	2
Statement of Operations for the Three and Nine-Months ended September 30, 2001 and 2000 (Unaudited)	3
Statement of Cash Flow for the Nine-Months ended September 30, 2001 and 2000 (Unaudited)	3
Notes to Financial Statements	4

GEXA CORP.
Balance Sheets
ASSETS	Sept. 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$255,617	$-
Total current assets	255,617	-
Other assets:
Data base license	85,600	-
Billing and data transfer system	55,000	-
PUC deposit	200,000	-
Total other assets	340,600	-
Total Assets	$596,217	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$100,000	$-
Total current liabilities	100,000	-
Long-term liabilities:
Notes payable-officer	125,000	-
Total liabilities	225,000	-
Stockholders' equity:
Preferred stock, $.05 par value; 2,500,000 shares
authorized; no preferred convertible shares issued and
outstanding at June 30, 2001 and 944,495 at December 31, 2000	-	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 5,866,922 shares issued and outstanding at Sept. 30, 2001
and 8,504,425 shares issued and outstanding at December 31, 2000	58,669	85,044
Additional paid-in capital	3,264,410	2,685,512
Retained earnings (Accumulated deficit)	(2,951,862)	(2,817,781)
Total stockholders' equity	371,217	-
Total stockholders' equity and liabilities	$596,217	$-
See accompanying notes to financial statements.

GEXA CORP.
Statement of Operations
(Unaudited)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000
Revenues	$-	$-	$-	$-
Operating expense				-
Administrative	78,910	-	134,081	-
Net income (loss)	$(79,910)	$-	$(134,081)	$-

Basic net income (loss) per share	$(0.01)	$-	$(0.04)	$-
Diluted net income (loss) per common share	$(0.00)	$-	$(0.04)	$-

Basic weighted average common
shares outstanding	5,348,313	348,142	3,963,856	348,142
Diluted weighted average common
shares outstanding	5,348,313	385,922	3,963,856	385,922
See accompanying notes to financial statements.

GEXA CORP.
Statement of Cash Flow
(Unaudited)
	For the six months ended	For the six months ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income (loss)	$(134,081)	$-
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Stock issued to officers, directors and consultants for services	40,750	-
Increase in PUC deposit	(200,000)	-
Net cash provided by (used in) operating activities	(228,691)	-
Cash flows from investing activities:
Purchase of billing and data transfer system	(55,000)
Net cash provided by (used in) investing activities	(55,000)	-
Cash flow from financing activities:
Proceeds from notes payable	200,000	-
Proceeds from sale of common stock	386,625	-
Additional contribution by officers	30,800	-
Payments to corporation consultants	(33,500)	-
Payments to stock brokers	(38,450)	-
Payments for stock offering expenses	(6,167)	-
Net cash provided by (used in) financing activities	539,308	-
Increase (decrease) in cash and cash equivalents	255,617	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$255,617	$-
Supplemental disclosure of cash flow data:
Cash paid for interest during the period	$-	$-

Supplemental Disclosure of Noncash Transactions:
On July 1, the Company purchased the assets, which consisted of software development and contracts with vendors, of EZ Utilities for 300,000 shares of common stock and the assumption of a $25,000 note payable to the Company's chairman and CEO. The stock was priced at $.202 per share.
See accompanying notes to financial statements.

GEXA CORP.
Notes to the Unaudited Financial Statements
(Unaudited)
September 30, 2001

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Notes Payable

On June 30, 2001, the CEO of the Company lent the Company $100,000 for five years evidenced by an unsecured non-interest bearing promissory note. On the same date, an unrelated individual advanced the Company $100,000 and will receive 10,000 shares of common stock as interest within ninety days. The additional $25,000 note payable to officer was assumed in the EZ Utilities purchase. (See Statement of Cash Flows.)

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
On July 1, 2001, the Company purchased the assets of EZ Utilities for 300,000 shares of common stock. (See Statement of Cash Flows.)
On September 1, the Company issued 320,000 shares of common stock to its chief operating officer for services rendered at a price of $.202 per share.
During the three months ended on September 30, 2001, the Company sold 286,000 to unrelated investors.

4. Earnings Per Share

The basic weighted average number of shares was computed as if the February 10, 2001 1 to 25 reverse stock split occurred on December 31, 1999. The diluted weighted average number of common shares for 2000 includes the conversion of the preferred stock into common. The diluted weighted average for 2001 includes 10,000 shares to be issued to the unrelated lender described in Note 2.

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

During the three and nine month periods ended June 30, 2001 and 2000, we generated no revenues from any business operations. During the three month period ended September 30, 2001, we had administrative expenses of $78,910 and therefore had a net loss in the same amount. We had no expenses nor income during the same period of  the prior year.

Liquidity and Capital Resources

At September 30, 2001, we had current assets of $255,617, consisting of cash and cash equivalents. As of September 30, 2001, we had other assets of $340,600 which included a ninety day certificates of deposit in the amount of $200,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Other assets also included a data base valued at $85,600 and a billing and data transfer system valued at $55,000.

Our total assets at September 20, 2001 were $596,217. At September 30, 2001, we had current liabilities of $100,000, which consisted of a note payable to a third party in connection with our application to become a reseller of electricity. Our long-term liabilities consisted of a non-interest bearing five year promissory note issued to our CEO in the amount of $100,000 and a $25,000 note payable. At December 31, 2000, we had no assets and liabilities.

During the nine-month period ended September 30, 2001, we had a negative cash flow from operations of $228,691. We purchased a $55,000 billing and data transfer system during the three-period ended September 30, 2001. Our financing activities provided as with $539,308. We issued two $100,000 notes, received proceeds from the sale of restricted stock in the amount of $386,625 and received additional $33,500 from our officers during the nine-month period ended September 30, 2001. These proceeds were offset by payments of $78,117.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to enter into the business of reselling electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person  to provide any continued funding. Our chairman is presently negotiating on our behalf with our attorney and CR Capital Services, Inc., our corporate securities compliance firm, to be paid for services in shares. No determination has been made regarding the amount of shares or the value of the services.

There are currently no limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects. To the extent that additional debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

(c) Equity securities of the registrant sold by the registrant during the period ended September 30, 2001 that were not registered under the Securities Act.:
During the three month period ended September 30, 2001, we issued 906,000 restricted shares of common stock that were not registered under the Act. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of common stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder	Date of Issuance	Number Common Stock	Consideration
EZ Utilities, Inc.	08-01-2001	300,000	Shares issued for Acquisition
Marcie Zlotnik	09-01-2001	320,000	For services as President, Director
Private Investors	08-15-2001	286,000	$336,625 (1)
(1) The Company believes these transactions were exempt from registration pursuant to Section 4 (2) and Rule 506 of Regulation D of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

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