Form 10KSB
period 2001-12-31
GEXA CORP
filed 2002-03-27
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______
Commission File Number: 0-16179

GEXA CORP.
(Name of Small Business Issuer in Its Charter)

Texas	75-0670175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

24 Greenway Plaza, Ste 1826, Houston, TX	77046
(Address of Principal Executive Offices)	(Zip Code)

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

At March 27, 2002, there were 7,377,022 shares of the issuer's common stock issued and outstanding. The Company's shares are subject to quotation on the OTC:BB market. The Issuer is current in its reporting requirements under the Exchange Act. Affiliates of the Issuer own 4,500,000 shares of the Issuer’s issued and outstanding common stock.(*) The remaining 2,877,022 shares are held by non-affiliates. The market value of the common equity held by non-affiliates as of March 27, 2002 is $11,508,088.

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

General Background and Reports under the Exchange Act

Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We have previously filed our Annual Reports on Form 10-KSB for the years ended December 31, 1992, 1993, 1994, 1995, 1997, 1998, 1999 and 2000, all of which contain our audited financial statements for the respective periods. No material change in our business occurred following our filing for bankruptcy under Chapter XI of the US Bankruptcy Code and our discharge by the Bankruptcy Court in 1992 through the year ended December 31, 2000.

This Annual Report contains disclosure related to our new business operations of reselling electricity which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers, such as Gexa. Our disclosure may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in State of Texas in which we operate since January 1, 2001. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity. Our efforts regarding this new market may be wrong because of our limited resources.

During the fiscal year 2001, we generated no revenues from any business operations. During the three month period ended September 30, 2001, we had administrative expenses of $78,910 and therefore had a net loss in the same amount. We had no expenses nor income during the same period of  the prior year.

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

Deregulation of Electric Utilities Market in Texas

In June 1999, the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas such as:

- starting January 1, 2002, power generators will have to sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates, and
- starting January 1, 2002, electric utilities in Texas will have to restructure their businesses in order to separate power generation, transmission and distribution, and retail electric provider activities into separate units.

This change  allows competition in the retail electric market, which competition started on January 1, 2002. Under Texas legislation, retail customers will be entitled to purchase their electricity from any of a number of "retail electric providers," which will have been certified by the Public Utility Commission of Texas (Texas Utility Commission), such as Gexa Corp.

Gexa filed its initial application with the Texas Utility Commission in August 2000. In December 2000, the Texas Utility Commission approved our application pursuant to which we are allowed to offer electricity to residential and business customers.

Our Business

Gexa  became a provider of electricity to residential and commercial customers in the Texas market. We offer consumers in restructured retail energy markets competitive energy prices, flexible payment and pricing choices. In addition to providing electricity, we offer additional services such as customized energy solutions for residential and commercial customers.

Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential and apartment dweller markets. We have cross marketing and affiliate programs with companies that sell goods to this potential market such as cell phone stores and bundled service providers; and our management team has significant marketing experience in a deregulated environment. The Company has already been successful against larger, better capitalized companies in selling to its target market (residential and commercial customers) in a deregulated environment.

Business Strategy

Gexa intends to become a national provider of electricity and grow along with deregulation after its business model has been proven in Texas. Gexa intends to focus its service and market electricity to the residential customer, in particular apartment dwellers, smaller commercial customers, and larger commercial customers that make equity investments in the Company. Through its marketing agreements, Gexa can reach tens of thousands of apartment units immediately.

The Company has entered into marketing agreements with several companies, which already market consumer goods and telecommunication services to one of Gexa’s target markets, the apartment dweller. Through these marketing agreements, the tenant has the opportunity to sign up for all of their services, including electricity and telecommunication needs in one phone call or fax. The Company has also reached agreements with a couple of apartment complex owners and is in discussion with others, which will allow Gexa the exclusive right to market new tenants for electric service provided by Gexa. These services allow tenants the ease of having electricity at the time of move-in, a captive audience for Gexa without having to switch customers, and a stipend paid to the complex owner for each new tenant that uses Gexa Energy. There is no known competitor known to the Company that is pursuing this market.

Gexa will continue to use the following strategy in the implementation of its business plan:

- Continue to secure favorable apartment location contracts throughout the Texas market;
- Continue to develop strategic synergistic partnerships with companies offering services to our target markets.
- Pursue marketing efforts through traditional channels such as independent contractors, kiosks and print media.
- Effectively use its sales force to gain commercial and residential customers.
- Target and focus on market segments that are not saturated by competition (e.g. small strip shopping center tenants utilizing the same strategy as apartment complexes).
- Continue to differentiate our service as being flexible, affordable and not the same old monopolistic approach.
- Quickly establish a critical mass of customers.
- Integrate new products and services to customers.
- Continue growth and begin national roll out to selective retail energy markets.

The Company plans to target 1) the residential market including apartments and mobile homes; 2) commercial consumers that use less than 500,000 kWh per month and classified as small commercial consumers, and 3) larger commercial customers that have an equity position in Gexa Energy.

Residential Market

- Gexa has established strategic relationships with apartment complex owners that will require leasing agents to offer the new customer electricity through Gexa Energy. The leasing agent will handle contacting Gexa for "turn on" of service, making it simple for the customer. The initial response was met with overwhelming approval and acceptance.
- Gexa has also signed a marketing agreement with companies offering bundled services to apartment dwellers. These marketing companies offer new customers one stop shopping for all of their utility and telecommunication services. As part of its program, the marketing companies shall offer customers electricity through Gexa Energy at a discount to their present electric provider.
- Gexa will also hire telemarketers and sales people to call perspective tenants. The Company has developed comprehensive marketing collateral including its website, and plans to distribute the materials to apartment complexes.

Large Residential and Small Commercial

Gexa will hire and train a sales team to sell electricity to large residential customers and small commercial customers. The sales team will use an approach that proved very successful in the telecommunications industry. The target customers are in many cases the same customers that switched their telecommunications services away from the large better, capitalized companies to a small, friendly, customer service oriented company. In addition, the collapse of Enron has left this market wide open for Gexa Energy.

Large Commercial

Gexa is in a unique strategic position. The Company can give large electricity consumers a competitive rate based on a favorable financial partnership with Aquila, Inc..

Strategic Alliances:

Gexa has established the following strategic alliances:

1. Aquila, Inc. a UtiliCorp United Corp (NYSE:UCU) subsidiary that provides Gexa Energy a credit facility to purchase forward wholesale supply of electricity.
2. TXU: will provide electricity to Gexa as the power generator for residential customers and act as Gexa’s Qualified Scheduling Entity.
3. Exolink Corp.: will develop the electronic data interexchange for Gexa as required for certification.
4. Ebuy Express: will market the services of Gexa to all of its apartment complex owner members.
5. Luminor: will provide Gexa and its customers with all of their customized billing needs in addition to providing Gexa with its customer care module.

Electric Retail Market in Texas

The current opportunity for Gexa in the retail electricity business is as follows:

- The potential market in Texas alone is huge and in its infancy. The total residential and small commercial electricity marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring.
- Currently, markets in twelve states are open to retail electric competition. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states.
- In Harris County, Texas alone, there are over 4 million (4,000,000) electric meters associated with residential and small business customers. In Texas there are 5.3 million residential customers.
- The electric retail industry in Texas is in its earliest stage and the market is untapped.
- Gexa has quickly secured several major residential customers in a market that is being overlooked, the individual apartment dweller. Gexa has contracted with several large REIT’s, apartment complex owners and purchasing aggregators all of whom have expressed great interest in this area. Gexa believes its marketing partners and commission arrangements with the apartment complex owners will create a large residential customer base.
- With limited resources, Gexa’s management team was extremely successful in selling to both commercial and residential customers when the telecommunications industry deregulated. In that industry, they organized a sales force that was instrumental in helping the company grow over 1,000% per year over a three year time period. In 1995, that company was named Houston’s fastest growing company. It was also profitable during this period.

Gexa also believes the sub-prime and high credit risk customer utilizing a pre-paid smart meter is another untapped market (meter reading is scheduled to be deregulated in 2004 by the Texas PUC). The prepaid market will work exactly like the prepaid phone cards where consumers will buy and pay for only the electricity they need with payment made in advance of consumption. These same customers also generally reside in lower cost apartment complexes. Prepaid allows greater profit margins and less bad debt. In Houston alone, 30% of the people do not have a bank relationship. Gexa believes it can implement its same plan and capitalize on deregulation on a national basis.

Gexa sees a new business opportunity developing with similar trends that parallel the deregulation of the telephone companies some sixteen years ago.

Gexa estimates that the total residential and commercial electric and natural gas marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring. Currently, markets in twelve states are open to retail electric competition. States that have deregulated retail markets including residential customers are Arizona, Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Rhode Island. Illinois, Montana and Oregon have deregulated their retail electricity markets except for residential. Michigan, Texas and Virginia will be fully deregulated in 2002. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states. Although in many of these jurisdictions, final rules implementing market restructuring are not yet finalized and effective, we estimate that by the beginning of 2002, roughly 50% of the U.S. population, or approximately 55 million households, will be in markets where consumers can choose either their electricity or natural gas provider or both. As was the case in the deregulation of the long-distance telephone markets, we believe that a significant percentage of consumers will be receptive to switching from their monopoly energy providers to competitive providers.

The Company's Marketing Strategy

Gexa markets its products and services to commercial customer by using a sales force consisting of inside and outside sales people. The sales force  uses techniques used and refined by the Company's management when the telecommunications industry was deregulated. The Company also entered into contractual relationships with shopping center owners. The procedure is essentially the same as with an apartment, the landlord offers the tenant electricity at time of move in through a pre-selected provider, such as Gexa.

The Company started also to target large commercial buildings since the demise of Enron which has left some large commercial customers looking for a replacement for their initial energy needs.

Competition

While there is competition in the retail electric market, most of the competitors are targeting high-end residential and business customers that are willing to sign long-term contracts. Gexa intends to pursue residential, small business and selected larger businesses. Apartment dwellers are considered a niche market within the residential market.

In addition to the primary competitors listed above, there will be other retail electric providers certified. Some of the new entries are single client companies that are large electricity users, such as a refinery or plant. While all of the competitors are looking to sign new clients, their strategy is to switch customers and contract with high end users. Gexa differentiates itself by being a small company focusing on small consumers. It can therefore obtain a certain number of large customers by making them feel "special".

Technology

Gexa has built a single network architecture that provides an integrated backbone for the multiple platforms required for the competitive retail market registration process. All servers are owned and operated by Gexa in Houston, Texas.

All retail electric providers must certify with the Electric Reliability Council of Texas ("ERCOT"). ERCOT is continuously performing five major processes to support the retail provider:

  Registration
  Market Operations
  Power Operations
  Load Profiling, Date Acquisition and Aggregation
  Settlements, Billing and Financial Transfer

ERCOT Core Operations:

In its simplest form, ERCOT is responsible for coordinating and monitoring all communications by and between the Power Generator, the Retail Electric Provider and the Line Transmission Company. ERCOT oversees all aspects of these communications from customer sign up, meter reading and billing the between the end user, Power Generator and Retail Electric Provider. Gexa has agreed to outsource and utilize the services of Exolink Corporation, a leading innovator in the automation of back-office business processes for the emerging deregulated energy industry. Exolink is a certified processor of retail energy information for the Texas SET group and ERCOT.

Exolink will provide Gexa with market interface development; ongoing maintenance and market rule updates associated with the interface to the UDC markets including EPI mapping and other applicable communication protocols. Also, Exolink will provide access to Exolink’s Online Transaction Service, which allows Gexa to initiate and receive transactions on-line. Through these services, Gexa will have the advantage of an automated business process, data validation, data routing and online exception management.

Regulations

We are subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

In June 1999, the Texas legislature adopted Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition. The Legislation calls for the commencement of retail competition beginning on January 1, 2002, the Texas Utility Commission may delay the date on which the retail electric market is opened to competition in any power region in Texas if it determines that the region is unable to offer fair competition and reliable service to all retail customer classes on that date.

The Legislation also requires electric utilities in Texas to restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into three different units, whether commonly or separately owned. Generally, the "retail electric providers", such as Gexa, that have been certified by the Texas Utility Commission obtain or buy electricity from the wholesale generators at unregulated rates, sell electricity at retail to their customers and pay the transmission and distribution utility a regulated tariffed rate for delivering the electricity to their customers. Retail electric providers are not allowed to own or operate generation assets and their retail prices are not subject to traditional cost-of-service rate regulation. Retail electric providers that are affiliates of, or successors in interest to, traditional electric utilities may compete statewide for these sales.

The Legislation requires the Texas Utility Commission to determine procedures and criteria for designating retail electric providers to serve as providers of last resort in areas of the state in which retail competition is in effect. A provider of last resort is required to offer a standard retail electric service package for each class of customers designated by the Texas Utility Commission at a fixed rate approved by the Texas Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the provider of last resort. The Texas Utility Commission is required to designate the initial providers of last resort by June 1, 2001. In the event that no retail electric provider applies to be the provider of last resort in a given area of the state, the Texas Utility Commission may require a retail electric provider to become the provider of last resort as a condition to receiving or maintaining its retail electric provider certificate. In the event that a retail electric provider fails to serve any or all of its customers, the provider of last resort is required to offer those customer the standard retail service package for that customer class with no interruption of service to the customer. Pursuant to the Legislation, the transmission and distribution utility is not required to serve as the provider of last resort.

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

Newly Formed Company
Gexa Corp. is a newly formed company created for the purpose of providing electricity to residential and business customers under the new deregulation of the electricity market. Since its inception, the primary business has been the formation of the company and the drafting of its business model. The Company has no operations, and with not profit, and future success is, to some degree dependent upon management’s ability to expand its operations through implementation of its business plan and model. Management will have broad discretion to allocate the proceeds of this offering toward future acquisitions. The Company is subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, possible inability to implement its business plan, the existence of undisclosed actual or contingent liabilities, and the inability to fund the working capital requirements of its business plan. There can be no assurance that the Company will become profitable, or that it will provide a return on invested capital.

Dependence of Key Personnel
The Company is substantially dependent upon the continued services of its present Management. To the extent that their services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

The market in which the Company competes is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.
The Company will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. We expect significant competition form incumbent providers, traditional and new electricity providers, which may be better, capitalized than our company.

Additional Financing Requirements
Because we had no revenues and no material business activities prior to entering into the retail electricity business, we were entirely dependent upon the willingness of our  management to fund the costs associated with compliance with the filing requirements under the Exchange Act, and other  administrative costs of continuing our corporate existence.  In order for us to become current, our present management engaged the services of Grassano Accounting P.A. as our new independent public accountant, as reported in our Form 8-K filed November 27, 2001. Our present management has advanced approximately $30,000 for administrative costs related to accounting expenses and the reinstatement of the corporate existence under the laws of the State of Texas. In addition, we are currently negotiating with CR Capital Services, Inc., a company providing corporate securities compliance services, for payment for services in connection with the preparation and filing of this Form 10-KSB and our Quarterly Reports due under the Exchange Act. In fact, we were dependent upon the willingness of  third party consultants to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a business combination or our commencement of business operations. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required upon commencing our retail electricity business operations. In the event that our available resources from our management prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to develop our current business operations. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

General Economic Risks
The Company’s current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in national and local economic conditions may cause substantial reduction in projected revenue, and may adversely affect an investment therein. These conditions and other factors beyond the Company’s control include, but are not limited to: (i) regulatory changes; and (ii) changes in operations, pricing and other controls.

Security Risks
Despite the implementation of security measures, the Company’s networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in the Company’s Internet operations. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement industry-standard security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future.

Competitive restructuring of the electric market may be delayed or does not result in viable competitive market rules, our business will be adversely affected
To date, only a limited number of markets have been opened to retail energy competition. In many of these markets, the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities, and customer-switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules, which will ultimately determine the attractiveness of that market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

Retail energy market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, incumbent utilities, consumer advocacy groups, and potential market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely, and we cannot assure you that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service, significant or rapid price increases, and other factors, which may be attributed by opponents of competition in these markets to restructuring and to the lack of regulatory control. The legislative and regulatory processes in some states take prolonged periods. In a number of jurisdictions, it may be many years from the date legislation is enacted until restructuring is completed.

In addition, although most retail energy market restructuring has been conducted at the state and local levels, bills have been proposed in Congress in the past that would preempt state law concerning the restructuring of the retail energy markets. Although none of these initiatives has been successful, we cannot assure you that federal legislation will not be passed in the future that could materially adversely affect our business.

We may have difficulty obtaining a sufficient number of customers
We anticipate that we will incur significant costs as we enter new markets and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers to our service.

We may experience difficulty attracting customers because many customers may be reluctant to switch to a new company for the supply of a commodity as critical to their well being as electric power. A major focus of our marketing efforts will be to convince customers that we will be a reliable provider with sufficient resources to meet our commitments. If our marketing strategy is not successful, our business, results of operations, and financial condition will be materially adversely affected.

We will be required to rely on utility companies with whom we will be competing to perform some functions for our customers
Under the regulatory structures adopted in most jurisdictions, we will be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. Any delay in these negotiations or our inability to enter into reasonable agreements could delay or negatively impact our ability to serve customers in those jurisdictions, which could have a material negative impact on our business, results of operations, and financial condition.

We will also be dependent on local utilities for maintenance of the infrastructure through which we will deliver electricity and natural gas to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could materially negatively impact the satisfaction of our customers with our service, which could materially adversely affect our business.

Regulations in many markets require that the services of reading our customers' energy meters and the billing and collection process be retained by the local utility. In those states, we will be required to rely on the local utility to provide us with our customers' information regarding energy usage and to pay us for our customers' usage based on what the local utility collects from our customers. We may be limited in our ability to confirm the accuracy of the information provided by the local utility and we may not be able to control when we receive payment from the local utility. We also may be limited in our ability to create a supplier relationship with our customers. If we do not receive payments from the local utility on a timely basis, our working capital may be impaired.

In some markets, we will be required to bear credit risk and billing responsibility for our customers
In some markets, we are responsible for the billing and collection functions for our customers. In many of these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment. Even if we terminate service to customers who fail to pay their utility bill in a timely manner, we may remain liable to our suppliers of electricity and natural gas for the cost of those commodities and to the local utilities for services related to the transmission and distribution of electricity and natural gas to those customers. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

Our business model will depend in part on the continued growth and use of the internet and e-commerce.
Although we will offer our products and services through many channels, an important part of our marketing and customer service strategy will be to access and serve our customers through Internet websites. Our business could be materially adversely affected if use of the Internet does not continue to develop, develops more slowly than expected, or becomes regulated in ways that hinder our marketing efforts.

Capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. In addition, the adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance by our customers of a new way of conducting business and exchanging information. Further, any state or federal regulations that impose taxes upon commerce conducted over the Internet or define privacy rights with respect to the use of the Internet could negatively impact the usefulness of the Internet as a commercial medium. Therefore, if the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected.

We may not be able to manage our growth successfully
We hope to grow and develop our business rapidly. The development of our operations will depend upon, among other things, our ability to expand our customer base in our initial markets and to enter new markets in a timely manner at reasonable costs. In addition, we anticipate that our employee base will grow to accommodate our increased customer base. As we expand our operations, we may encounter difficulties integrating new customers and employees as well as any legacy systems of acquired entities, such as the Columbia business. We also may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require, the market rules in their jurisdiction and the infrastructure delivering our products to those customers.

Expanding our operations may also require continued development of our operating and financial controls and may place additional stress on our management and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

We may face strong competition from incumbent utilities and other competitors
In most markets, our principal competitor may be the local incumbent utility company or its unregulated affiliates. The incumbent utilities have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators' policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Incumbent utilities may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers, and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers.

Some of our competitors, including incumbent utilities, have formed alliances and joint ventures in order to compete in the restructured retail electricity and natural gas industry. Many customers of these incumbent utilities may decide to stay with their long-time energy provider if they have been satisfied with its service in the past. Therefore, it may be difficult for us to compete against incumbent utilities and their affiliates for customers who are satisfied with their historical utility provider.

In addition to competition from the incumbent utilities and their affiliates, we may face competition from a number of other energy service providers, including Internet start-up companies focusing on Internet marketing and online services, and other energy industry participants who may develop businesses that will compete with us in both local and national markets. We also may face competition from other nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than us.

No Assurance of Liquidity
The liquidity of our common stock traded in the OTC:BB market is currently limited   and there can be no assurance that an active liquid trading market will develop in the near future. Furthermore, certain shares are "Restricted Securities" as that term is defined in Rule 144 under the 1933 Act and, as a result, cannot be resold without registration under the 1933 Act or an exemption from registration. As a result, purchasers must bear the economic risk of their investments for an indefinite period of time and may have difficulty in selling the shares, if an when they decide to do so.

Need to comply with extensive governmental regulation can increase our costs and slow our growth
Significant regulations imposed at the international, federal, state and local levels govern the provision of utility services and affect our business and our existing and potential competitors. Delays in receiving required regulatory approvals, the enactment of new and adverse legislation, regulations or regulatory requirements or the application of existing laws and regulations to certain services may have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which we intend to operate, in ways not necessarily to our advantage.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas, which space is provided to us by Mr. Neil Leibman. The office facility consist of approximately 800 square feet of office space. The space made available to us at the offices of Mr. Leibman are sufficient for the foreseeable future, until such time as we shall consummate a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our Common Stock was listed for trading on the OTC Bulletin Board (OTCBB) under the symbol "GEXA" until our common stock was delisted in 1992 following our bankruptcy filing under Chapter XI after which date our common stock was quoted from time to time on the pink sheets under the symbol GEXA. However, we do not believe that there has been any active trading market in the Company's common stock during 1999 and 2000. The Company changed its symbol to GECX in March 31, 2001. We were also delisted from the OTCBB as a result of our not being a current reporting company under the Exchange Act. Our common stock became again subject to quotation on the OTC:BB market on January 2, 2002.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On February 10, 2001, our shares were subject to a 1 for 25 reverse split, and the table below reflects such information.

	High	Low
Calendar 2001
Quarter Ended March 31,*	$0.75	$0.75
Quarter Ended June 30,	$1.45	$0.25
Quarter Ended September 30,	$3.00	$1.10
Year Ended December 31, 2001	$3.00	$1.01

Calendar 2002
Period Ending February 14, 2002	$7.00	$2.75
(*) On February 10, 2001, we had a 1 for 25 reverse stock split and the price of the shares reflects this share recapitalization.

(B) Holders of Common Stock

At March 25, 2002, there were approximately 2,606 holders of record of Gexa Corp.'s common stock.

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

Recent sales of unregistered Securities

The following information is given with regard to unregistered securities sold by Gexa during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
03/21/01	Common Stock	2,840,000	Neil Leibman, Officer and Director	Non-cash compensation for services provided valued at $.01 per share
03/21/01	Common Stock	960,000	Marcie Zlotnik, Officer and Director	Non-cash compensation for services provided valued at $.01 per share
04/03/01	Common Stock	10,000	Mark Fichter	non-cash consideration for business consulting services provided
04/03/01	Common Stock	30,000	Meryl Roberts	non-cash consideration for business consulting services provided
04/03/01	Common Stock	40,000	Sundowner Holdings, Inc.	non-cash consideration for business consulting services provided
04/20/01	Common Stock	75,000	Jack Kamrath	non-cash consideration for business consulting services provided
04/20/01	Common Stock	500,000	Affordable Telecommunications Technology Corporation	Private Placement for $0.10 per share or $50,000(1)
05/10/01	Common Stock	8,000	Richard T. Wagner	Converted preferred stock into common stock at 1 for 25
07/17/01	Common Stock	4,761	Justin L. Rice	Converted preferred stock into common stock at 1 for 25
08/03/01	Common Stock	300,000	Boxer Capital, Ltd.	Purchase of assets of EZ Utilities, Inc. valued at $.2 per share(2)
08/07/01	Common Stock	216	Robert D. Dougal	Converted preferred stock into common stock at 1 for 25
08/07/01	Common Stock	4,761	Gary L. Rice	Converted preferred stock into common stock at 1 for 25
08/27/01	Common Stock	10,000	Virginia Brown	Private Placement for $1.25 per share or $12,500(1)
08/27/01	Common Stock	12,000	Angelo Controneo	Private Placement for $1.25 per share or $15,000(1)
08/27/01	Common Stock	1,500	Anthony Decarolis	Private Placement for $1.25 per share or $1,875(1)
08/27/01	Common Stock	1,000	Thomas Gentile	Private Placement for $1.25 per share or $1,250(1)
08/27/01	Common Stock	10,000	James Krzystofik	Private Placement for $1.25 per share or $12,500(1)
08/27/01	Common Stock	2,000	Frank Leskinen	Private Placement for $1.25 per share or $2,500(1)
08/27/01	Common Stock	8,000	E. Vince Matthews III	Private Placement for $1.25 per share or $10,000(1)
08/27/01	Common Stock	1,500	Robert Sanzoverino	Private Placement for $1.25 per share or $1,875(1)
08/27/01	Common Stock	25,000	Bernhard J. Seringer III	Private Placement for $1.25 per share or $31,250(1)
08/27/01	Common Stock	22,500	John Seringer	Private Placement for $1.25 per share or $28,125(1)
09/01/01	Common Stock	40,000	Marcie Zlotnick, Officer and Director	Non-cash compensation for services provided, valued at $.2 per share
09/10/01	Common Stock	12,000	Azar Computer, Inc.	Private Placement for $1.25 per share or $15,000(1)
09/10/01	Common Stock	10,000	Danie Brent	Private Placement for $1.25 per share or $12,500(1)
09/10/01	Common Stock	24,000	Mike Craddock	Private Placement for $1.25 per share or $30,000(1)
09/10/01	Common Stock	2,500	Richard Goward	Private Placement for $1.25 per share or $3,125(1)
09/10/01	Common Stock	16,000	Grover Family LP	Private Placement for $1.25 per share or $20,000(1)
09/10/01	Common Stock	24,000	John Middleton	Private Placement for $1.25 per share or $30,000(1)
09/10/01	Common Stock	40,000	Michael & Deena Santori JTTEN	Private Placement for $1.25 per share or $50,000(1)
09/10/01	Common Stock	8,000	Roger Shipp	Private Placement for $1.25 per share or $10,000(1)
09/10/01	Common Stock	8,000	Sharon Tuan	Private Placement for $1.25 per share or $10,000(1)
09/10/01	Common Stock	8,000	Thomas Wilkinson	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	40,000	Bob Allison	Private Placement for $1.25 per share or $50,000(1)
10/12/01	Common Stock	8,000	Paul Bessette	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	8,000	Mike Cradock	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	4,000	Bill French	Private Placement for $1.25 per share or $5,000(1)
10/12/01	Common Stock	10,000	James Krzystofik	Private Placement for $1.25 per share or $12,500(1)
10/12/01	Common Stock	12,000	Marcus & Trina Malinak, JTTEN	Private Placement for $1.25 per share or $15,000(1)
10/12/01	Common Stock	20,000	Mike McAuliffe	Private Placement for $1.25 per share or $25,000(1)
10/12/01	Common Stock	8,000	John McCormick, Jr.	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	20,000	Odyssey Marketing Group	Private Placement for $1.25 per share or $25,000(1)
10/12/01	Common Stock	10,000	Bradford N. Oesch	Shares issued in lieu of cash for interest payment of 6% p.a on a note
10/12/01	Common Stock	8,000	Norris Taylor	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	2,500	Karl Victor	Private Placement for $1.25 per share or $3,125(1)
12/03/01	Common Stock	20,000	Stanley Beard	Private Placement for $1.25 per share or $25,000(1)
12/03/01	Common Stock	8,000	David Glosner	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Robert Glosner	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Dewey Coffman	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	16,000	Brian Ellard	Private Placement for $1.25 per share or $20,000(1)
12/03/01	Common Stock	10,000	Robert Batch	Private Placement for $1.25 per share or $12,500(1)
12/03/01	Common Stock	8,000	Robert Carza	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	35,000	Holland Business Ventures, Inc.	Private Placement for $1.25 per share or $43,750(1)
12/03/01	Common Stock	7,000	Susan L. Holland	Private Placement for $1.25 per share or $8,750(1)
12/03/01	Common Stock	4,000	Mastermind Alliance, Inc.	Private Placement for $1.25 per share or $5,000(1)
12/03/01	Common Stock	24,000	Douh & Stacey Mullen, JTTEN	Private Placement for $1.25 per share or $30,000(1)
12/03/01	Common Stock	10,000	Shane & Shelly Phillips, JTTEN	Private Placement for $1.25 per share or $12,500(1)
12/03/01	Common Stock	8,000	Mouna Raad	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Mike Samouch	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	12,000	Bob Stamatatos	Private Placement for $1.25 per share or $15,000(1)
12/03/01	Common Stock	8,000	Maryann Thomson	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	4,000	Neil West	Private Placement for $1.25 per share or $5,000(1)
12/17/01	Common Stock	120,000	Steven H. Bethke	For services as former director, non cash-compensation
12/19/01	Common Stock	2,000	Adolfo Celis	Non-cash compensation to employee
12/19/01	Common Stock	2,000	Jody Heinhold	Non-cash compensation to employee
12/03/01	Common Stock	2,500	Jamie Bigell	Non-cash compensation to employee
12/03/01	Common Stock	360,000	Neil Leibman, Officer and Director	Converted a $25,000 note into restricted shares
(1) We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved. The shares of restricted common stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.
(2) On July 1, 2001, the Company purchased assets of EZ Utilities valued at $85,600, which consisted of software and contracts with vendors, an entity controlled by Neil Leibman, our CEO and Chairman, for 300,000 restricted shares and the assumption of a $25,000 note payable. Boxer Capital, Ltd is an entity controlled by our CEO and Chairman, Mr. Leibman.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview

During fiscal year 2001, we entered into the business of reselling electricity in Texas, which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers, such as Gexa. Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential and apartment dweller markets. We have cross marketing and affiliate programs with companies that sell goods to this potential market such as cell phone stores and bundled service providers; and our management team has significant marketing experience in a deregulated environment. The Company has already been successful against larger, better capitalized companies in selling to its target market (residential and commercial customers) in a deregulated environment. See also disclosure under Item 1. Description of Business.

Results of Operations

During the years ended December 31, 2001 and 2000, we generated no revenues from any business operations. We incurred administrative expenses of $209,668 in fiscal year ended December 31, 2001 compared to no administrative expenses in fiscal year ended December 31, 2000. Our adminitrative expenses in 2001 were principally related to the submission of an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas, which application was approved in August 2001. In fiscal year 2001, we had interest income in the amount of $4,783, which interest income was offset by interest expenses of $6,018. We had a net loss of $210,903 or $(.05) per share in 2001.

Liquidity and Capital Resources

We had no assets and no liabilities in fiscal year 2000.

At December 31, 2001, we had current assets of $585,514 in cash and cash equivalents. We had total other assets of $493,762 consisting of $393,762 in intengible assets and $100,000 deposited in connection with our PUC license application. We had total assets of $1,080,748 at December 31, 2001.

Our total current liabilities at December 31, 2001 were $221,373, which consisted mainly of accounts payable. We had also a $100,000 long-term note outstanding as of December 31, 2001.

We had negative cash flow from operations of $38,122. Our cash used in investing activities was $309,712 during 2001. We purchased billing software valued at $308,162 and computer equipment valued at $1,550 in 2001. We generated $933,348 from financing activities in 2001 through the issuance. We received $200,000 from the issuance of notes, $902,725 from the issuance of restricted shares and $30,800 from contributions by our officers.

Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential and apartment dweller markets. We have cross marketing and affiliate programs with companies that sell goods to this potential market such as cell phone stores and bundled service providers; and our management team has significant marketing experience in a deregulated environment. The Company has already been successful against larger, better capitalized companies in selling to its target market (residential and commercial customers) in a deregulated environment.

We may determine to seek to raise additional funds from the sale of equity or debt securities or other borrowings. We may issue additional shares to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest.

There currently are no limitations on our ability to borrow funds. However, our limited resources and may make it difficult to borrow additional funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of Gexa to borrow additional funds, or to provide funds for an additional infusion of capital, may have a material adverse affect on Gexa's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2001 and 2000.

Independent Auditors’ Report

Board of Directors
Gexa Corp.
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corp. (a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corporation (a development stage enterprise) as of December 31, 2001 and 2000, and the results of its operations, its changes in stockholders’ equity and its cash flows for the years then ended and for the period from January 1, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/ s / Grassano Accounting, P.A.

Boca Raton, Florida
March 11, 2002

GEXA CORP.
(A Development Stage Enterprise)
Balance Sheets

ASSETS	Dec. 31, 2001	Dec. 31, 2000
Current assets:
Cash and cash equivalents	$585,514	$-
Total current assets	585,514	-

Property and equipment:
Computer equipment	1,550	-
Less: Accumulated depreciation	78	-
Net property and equipment	1,472	-

Other assets:
Intangible assets	393,762	-
Deposit-PUC	100,000	-
Total other assets	493,762	-
Total Assets	$1,080,748	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217,505	$-
Customer deposits	350	-
Accrued interest payable	3,518	-
Total current liabilities	221,373	-

Long-term liabilities
Notes payable-officer	100,000	-
Total liabilities	321,373	-

Stockholders' equity (deficit):
Preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
shares issued and outstanding in 2000	-	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 6,485,422 shares issued and outstanding
in 2001 and 8,504,425 shares issued and outstanding
in 2000	64,854	85,044
Additional paid-in capital	3,723,205	2,685,512
Deficit accumulated during development stage	(210,903)	(2,817,781)
Accumulated deficit from prior operations	(2,817,781)	(2,817,781)
Total stockholders' equity	759,375	-
Total Stockholders' Equity and Liabilities	$1,080,748	$-
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Operations
			January 1, 2001
	Year Ended December 31,		(Inception) to
			December 31,
	2001	2000	2001
Revenues	$-	$-	$-
Operating expenses
Administrative	209,668	-	209,668

Income (loss) from operations	(209,668)	-	(209,668)

Other income (expense)
Interest income	4,783	-	4,783
Interest expense	(6,018)	-	(6,018)

Net income (loss)	$(210,903)	$-	$(210,903)
	$(.05)	$-	$(.05)
Basic net income (loss) per share
Basic weighted average common shares outstanding	4,209,177	348,142	4,209,177

Diluted net income (loss) per share	$(.05)	$-	$(.05)

Diluted weighted average common shares outstanding	4,209,177	385,922	4,209,177
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000

						Deficit
					Addi-	Accumulated	Accumulated
	Preferred Stock		Common Stock		tional	During	Deficit
	Number		Number		Paid-in	Development	Prior
	of Shares	Amount	of Shares	Amount	Capital	Stage	Operations	Total
Balance, Dec. 31, 1999 (unaudited)	944,495	$47,225	8,504,425	$85,044	$2,685,512	$-	$(2,817,781)	$-
Net income (loss)							-	-
Balance, Dec. 31, 2000	944,495	47,225	8,504,425	85,044	2,685,512		(2,817,781)	-
Converted preferred
stock into
common stock	(944,495)	(47,225)	944,495	9,445	37,780		-	-
1 to 25 reverse stock split			(9,062,998)	(90,630)	90,630		-	-
Issued common
stock for services			4,115,000	41,150	7,680			48,830
Issued common
stock to EZ Utilities assets			300,000	3,000	57,600			60,600
Issued common
stock for note interest			10,000	100	2,400			2,500
Investors purchased
common stock			1,314,500	13,145	889,580			902,725
Contributions by officers					30,800			30,800
Issued common stock
to repay officer loan			360,000	3,600	21,400			25,000
Broker's commissions
and other					(100,177)			(100,177)
Net income (loss)						(210,903)	-	(210,903)
Balance, Dec. 31, 2001	-	$-	6,485,422	$64,854	$3,723,205	(210,903)	$(2,817,781)	$759,375
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Cash Flow
			January 1, 2001
	Year Ended December 31,		(Inception) to
			December 31,
	2001	2000	2001
Cash Flow from Operating activities:
Net cash provided (used in) operating activities
Net income (loss)	$(210,903)	$-	$(210,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	78	-	78
Stock issued to officers, directors and consultants for services	48,830	-	48,830
Stock issued to pay note interest	2,500	-	2,500
Increase in deposits	(100,000)	-	(100,000)
Increase in accounts payable	217,505	-	217,505
Increase in customer deposits	350	-	350
Increase in accrued interest payable	3,518	-	3,518
Net cash provided by (used in) operating activities	(38,122)	-	(38,122)

Cash flows from investing activities:
Purchase of intangible assets	(308,162)	-	(308,162)
Purchase of computer equipment	(1,550)	-	(1,550)
Net cash provided by (used in) investing activities	(308,712)	-	(308,162)

Cash flows from financing activities:
Proceeds from notes payable	200,000	-	200,000
Proceeds from sale of common stock	902,725	-	902,725
Additional contributions by officers	30,800	-	30,800
Payment on note payable	(100,000)	-	(100,000)
Payments to corporation consultants	(33,500)	-	(33,500)
Payments to stock brokers	(60,510)	-	(60,510)
Payments for stock offering expenses	(6,167)	-	(6,167)
Net cash provided by (used in) financing activities	933,348	-	933,348

Increase (decrease) in cash	585,514	-	585,514
Cash at beginning of period	-	-	-
Cash at end of period	$585,514	$-	$585,514
The accompanying notes to financial statements are an integral part of these financial statements.

Supplemental Disclosure of Cash Flows Information

Cash paid during the period for interest $           0  $            0 $             0

Supplemental Disclosure of Noncash Transactions

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company’s Chairman, 960,000 shares to the Company’s President, 120,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On July 1, 2001, the Company purchased assets valued at $85,600, which consisted of software development and contracts with vendors, of EZ Utilities for 300,000 shares of common stock and the assumption of a $25,000 note payable to the Company’s Chairman. The stock was priced at $.202 per share.

On September 1, 2001, the company issued 40,000 shares of common stock to its President for services rendered at a price of $.202 per share. On October 1, 2001, the Company issued 10,000 shares of common stock to repay three months of interest on a $100,000 note. (See Note 3.) On December 31, 2001, the Company issued 360,000 shares of common stock to Chairman to repay the above $25,000 note.

Gexa Corp.
(A Development Stage Enterprise)
Notes to Financial Statements

1.Organization:

GEXA Corporation (the Company or GEXA) was incorporated on April 1, 1985 under the laws of the state of Nevada for the purpose of exploring and developing silver and gold mineral properties in the Western United States.

On November 1, 1989, the Company ceased being a development stage company with the commencement of commercial production of gold at the Mother Lode mine, a heap leach facility near Beatty, Nevada.

During the three months ended June 30, 1992, the Company filed for bankruptcy and disposed of all of its assets and liabilities. It was inactive since the bankruptcy settlement until new management and investors assumed control of the Company at the beginning of 2001. Since January 1, 2001, the Company has devoted its activities to raising capital and to become a licensed retail electricity provider. Accordingly, the Company is classified as a Development Stage Enterprise, effective January 1, 2001.

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

Property, Equipment and Depreciation:

Property additions, major renewals and betterments are included in the assets accounts at cost. Maintenance, repairs and minor renewals are charged to earnings when incurred.

Depreciation is computed using the modified accelerated cost recovery system over the estimated useful lives of the assets, which is five years for computer equipment. Although, this method is not a generally accepted accounting principle, the difference between it and any other acceptable method is immaterial to the current financial statements.

Intangible Assets:

Intangible assets consist of: $85,600 for software development and contracts with vendors purchased from EZ Utilities (see Statement of Cash Flows-Supplemental Disclosure of Noncash Transactions), $233,162 for developing the billing and data transfer system, and $75,000 for the ERCOT setup. The assets will be amortized over their useful lives when operations begin in the year 2002.

Long-Lived Assets:

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

Earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The basic weighted average number of shares was computed as if the February 10, 2001 1 to 25 reverse stock split occurred on December 31, 1999. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the stock warrants were exercised. Because of the net loss, diluted earnings (loss) per share will be the same as basic for the year ending December 31, 2001.

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

3. Notes Payable

On May 31, 2001, the Chairman of the Company lent the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. On June 30, 2001, an unrelated individual advanced the Company $100,000 and received 10,000 shares of common stock as interest when the note was repaid on October 1, 2001. On July 1, 2001, the Company assumed a five-year 6%, $25,000 note payable to the Chairman.

On December 31, 2001, the Company repaid this note and accrued by issuing 360,000 shares of common stock to the Chairman.

4. Stock Transactions

On February 10, 2001, the 944,495 shares of convertible preferred stock were converted into 944,495 shares of common stock. On the same day, the board of directors voted to execute a 1 to 25 reverse stock split.

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company’s Chairman, 960,000 shares to the Company’s President, 120,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On April 19, 2001, the Company sold 500,000 shares of stock to an unaffiliated corporation for $50,000.

On July 1, 2001, the Company purchased the assets of EZ Utilities for 300,000 shares of common stock. (See Statement of Cash Flows.)

On September 1, 2001, the Company issued 40,000 shares of common stock to its President for services rendered at a price of $.202 per share.

On October 1, 2001, the company issued 10,000 shares of common stock to repay three months of interest on a $100,000 note. (See Note 3.)

During the year ending on December 31, 2001, the Company sold 814,500 to unrelated investors.

On September 30, 2001, the Board authorized stock options to the Chairman and President, to purchase 600,000 shares of common stock at $1.50 per share, expiring at December 31, 2005; and stock options to employees, to purchase 5,500 shares of common stock at $1.75 per share, expiring at December 31, 2002. Under APB 25, since the fair market value of the common stock is less than the strike price, no compensation has been recorded.

On December 31, 2001, the Company issued 360,000 shares of common stock to repay the $25,000 note.

5. Income Taxes

At December 31, 2001, the Company has the following net operating loss carryforwards:

Financial Statement Basis	Income Tax Basis	Year of Expiration
137,978	819,349	2002
424,933	992,297	2003
995,432	813,316	2004
682,140	1,047,835	2005
210,903	155,033	2016
$2,451,386	$3,827,830

The Company’s postacquisition (Note 1) net operating loss (NOL) carryforward is accorded different treatment than the preacquisition NOL carryforward under the Internal Revenue Code and, accordingly, available amounts of the NOL may be reduced.

6. Concentration of Credit Risk

During the year ended December 31, 2001, the Company has maintained cash balances which did exceed the Federal Deposit insurance (F.D.I.C.) limit of $100,000.

7. Subsequent Event

As of January 1, 2002, the Company entered into an agreement with an unrelated corporation who will provide a credit facility. The corporation will receive a graduated credit fee beginning at the rate of 0.50% for the first $2,500,000 of electricity purchases. The corporation also received 300,000 stock options exercisable at $0.05 per share beginning on December 31, 2004. The corporation’s stock options represent a 5% anti-dilution equity ownership through December 31, 2004.

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

The following table sets forth as the name, age and position held with respect to our directors and executive officer:

Name	Age	Positions	Term
Neil Leibman	41	CEO, Chairman	one year
Marcie Zlotnik	39	President, and Director	one year
Stuart C. Gaylor	40	Director	one year
Dan C. Fogarty	37	Director	one year
Bobby Orr	41	Director	one year
Tom D. O'Leary	43	Director	one year

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

Stuart C. Gaylor: Mr. Gaylor is a 1983 graduate of the University of Texas where he graduated with a Bachelor of Business Administration degree with a major in Accounting and Data Processing. Mr. Gaylor is President and Chief Financial Officer of Al’s Formal Wear of Houston, Ltd., one of the country’s largest formal wear retail and rental chains. Al’s Formal wear is the parent company of BridesMart, Ascot Tuxedos, Louise Blum, A.B. Graham Formal Clothiers and Ascot Formal Wear.

Dan C. Fogarty: Mr. Fogarty graduated in 1990 with a B.A. in Marketing from St. Edwards University. Mr. Fogarty served as an account supervisor for Banner Radio in Houston until 1993 when he joined Fogarty Klein Monroe, a full service marketing and advertising agency with annual billings of over $250 million to head up its non-traditional media unit. In 1999, he co-founded Worldtalk, L.L.C., a company that provides long distance service to Central America and the Spanish speaking Caribbean. Mr. Fogarty also serves as a director of Worldtalk.

Bobby Orr: Mr. Orr graduated from the University of Texas. For the last five years, he has been involved in every aspect of the real estate business. Currently, Mr. Orr develops commercial projects, which he either sells and manages or maintains for his own portfolio of projects.

Tom D. O'Leary:  Mr. O'Leary received in 1981an undergraduate degree of Architecture and a Master of Business Administration degree in 1984, both from the University of Houston.  Since 1991 he has been president of PDS Group and PDS Management Group, LLC, a real estate project management company focused on independent oversight for construction and development projects throughout the Southwest.  Mr. O'Leary currently sits on the Board of The Fay School and MUD 89 located in Montgomery County.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Filed
Neil Leibman	Forms 3 and 5
Marcie Zlotnik	Forms 3 and 5

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position(1)	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Neil Leibman, CEO, Director, Since 3-2001	2001	20,000	0	2,840,000(2)	0	0	0	0
Marcie Zlotnik, President, Director since 3-2001	2001	12,950	0	1,000,000(2)	0	0	0	0
Stuart C. Gaylor, Director since 3-2001	2001	0	0	0	0	0	0	0
Stuart C. Fogarty, Director since 3-2001	2001	0	0	0	0	0	0	0
Bobby Orr, Director since 3-2001	2001	0	0	0	0	0	0	0
Justin L. Rice	2000-1991	0	0	0	0	0	0	0
Gary L. Rice	2000-1991	0	0	0	0	0	0	0
David E.P. Lindh	2000-1991	0	0	0	0	0	0	0
Henry C.B. Lindh	2000-1991	0	0	0	0	0	0	0
Robert McDougal	2000-1991	0	0	0	0	0	0	0
Dale Stringfellow	2000-1991	0	0	0	0	0	0	0
Laura B. Kalbfleisch	2000-1991	0	0	0	0	0	0	0

(1) All new officers commenced serving in such positions since March 2001. Since our discharge from bankruptcy in 1992, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors. (2) These restricted shares were issued for services as officer and director to the Company. The restricted shares issued to our CEO and Chairman were valued at $36,000 and the 1,000,000 restricted shares issued to our President were valued at 14,080.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of March 25, 2002, and the date of the filing of this Form 10-KSB for the year ended December 31, 2001, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding(a)
Neil Leibman, CEO, 24 Greenway, Suite 1826, Houston, TX 77046(1)	3,500,000	47.94%
Marcie Zlotnik, President, 24 Greenway, Suite 1826, Houston, TX 77046(2)	1,000,000	13.70%
All Officers and Directors as a Group (one person)	4,500,000	61.64%
(a) Based on 7,377,022 shares of Common Stock outstanding as of March 25, 2002.

(1) Mr. Leibman became the Company’s CEO and director in March 2001. These shares include the restricted shares issued to Boxer Capital, Ltd., an entity controlled by Mr. Leibman and 360,000 restricted shares issued after conversion of a $25,000 note.

(2) Ms. Zlotnik became the Company’s President and director in March 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had a direct or indirect material interest occurred during the last two fiscal years:

On March 21, 2001, the Company issued 2,840,000 shares of common stock to the Company’s Chairman, Neil Leibman and 960,000 shares to the Company’s President, Marcie Zlotnik. The Company issued issued 120,000 restricted shares to former directors of the Company.

On May 31, 2001, Mr. Leibman, our CEO and Chairman lent the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. On October 1, 2001, the Company issued 10,000 restricted shares to repay three months of interest on the $100,000 note. On July 1, 2001, the Company purchased assets valued at $85,600, which consisted of software development and contracts with vendors, of EZ Utilities, an entity controlled by Neil Leibman, our CEO and Chairman, for 300,000 restricted shares and the assumption of a $25,000 note payable to our CEO and Chairman. The note was converted into 360,000 restricted shares of the Company on December 31, 2001. On September 1, 2001, the company issued 40,000 restricted shares of common stock to Marcie Zlotnik, the Company's President, for services rendered. On December 31, 2001, Mr. Leibman converted a $25,000 note issued to him in connection with the EZ Utilities, Inc. assets purchase into 360,000 restricted shares.

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

(B) Reports on Form 8-K

Gexa Corp. filed a Form 8-K on November 27, 2001 reporting a change in accountants, which change took place during the period ended June 30, 2001. The effective date of the Company's change in accountant was June 28, 2001, as disclosed in the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: March 27, 2002