Form 10QSB
period 2002-03-31
GEXA CORP
filed 2002-05-13
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission file number: 0-16179

                                   Gexa Corp.
        (Exact name of small business issuer as specified in its charter)


                 Texas                                    76-0670175
                 -----                                    ----------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

   24 Greenway Plaza, Suite 1826, Houston, TX                77046
   ------------------------------------------                -----
     (Address of principal executive offices)             (Zip Code)


                                 (713)-961-9399
                                 --------------
                           (Issuer's telephone number)


                                 Gexa Gold Corp.
                                 ---------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value 7,355,980 shares outstanding as of March 31, 2002

Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION                       Page

Item 1. Financial Statements                                                 2
Item 2. Management's Plan of Operation                                       5

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    7
Item 2. Changes in Security                                                  7
Item 3. Default Upon Senior Securities                                       7
Item 4. Submission of Matters to a Vote of Security Holders                  7
Item 5. Other Information                                                    7
Item 6. Exhibits and Reports on Form 8-K                                     7

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Set forth below are the financial statements for the Company for the three month periods ended March 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Balance Sheets March 31, 2002 and 2001 (Unaudited)                           2

Statement of Operations for the Three Months ended March 31,
2002 and 2001 (Unaudited)                                                    3

Statement of Cash Flow for the Three-Months ended March 31,
2002 and 2001 (Unaudited)                                                    4

Notes to Financial Statements                                                5



                                GEXA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,             December 31,
                                    ASSETS                                           2002                   2001
                                                                               -----------------     -------------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                              $         1,140,873   $             585,514
     Accounts receivable                                                                324,731                       -
     Employee advances                                                                    4,000                       -
                                                                               -----------------     -------------------
     Total current assets                                                             1,469,604                 585,514
                                                                               -----------------     -------------------

Property and equipment:
     Office equipment                                                                     8,569                       -
     Computer equipment                                                                   4,711                   1,550
     Computer software                                                                    1,572                       -
                                                                               -----------------     -------------------
                                                                                         14,852                   1,550

   Less:  Accumulated depreciation                                                          312                      78
                                                                               -----------------     -------------------
     Net property and equipment                                                          14,540                   1,472
                                                                               -----------------     -------------------

Other assets:
     Intangible assets (net of amortization of $12,090 in 2002)                         390,902                 393,762
     Deposit-PUC                                                                        100,000                 100,000
     Other deposits                                                                       1,140                       -
                                                                               -----------------     -------------------
     Total other assets                                                                 492,042                 493,762
                                                                               -----------------     -------------------

     Total assets                                                           $         1,976,186   $           1,080,748
                                                                               =================     ===================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $           431,004   $             217,505
     Sales tax payable                                                                   27,719                       -
     Customer deposits                                                                   52,720                     350
                                                                               -----------------     -------------------
     Total current liabilities                                                          511,443                 217,855
                                                                               -----------------     -------------------

Long term liabilities:
     Notes payable-officer                                                              100,000                 100,000
     Accrued interest payable                                                             5,629                   3,518
                                                                               -----------------     -------------------
     Total long term liabilities                                                        105,629                 103,518
                                                                               -----------------     -------------------

     Total liabilities                                                                  617,072                 321,373
                                                                               -----------------     -------------------

Stockholders' equity:
     Preferred stock $.05 par value; 2,500,000 shares authorized;
          248,964 issued and outstanding                                                 12,449                       -
     Additional paid-in capital-preferred stock                                         440,266                       -
     Common stock, $.01 par value; 75,000,000 shares authorized;
          7,377,022 shares issued and outstanding in 2002 and
         6,485,422 shares issued and outstanding in 2001                                 73,770                  64,854
     Additional paid-in capital-common stock                                          4,283,348               3,723,205
     Less:  Stock subscriptions receivable                                             (32,000)                       -
     Deficit accumulated during development stage                                     (600,938)               (210,903)
     Accumulated deficit from prior operations                                      (2,817,781)             (2,817,781)
                                                                               -----------------     -------------------

     Total stockholders' equity                                                       1,359,114                 759,375
                                                                               -----------------     -------------------

     Total liabilities and stockholders' equity                             $         1,976,186   $           1,080,748
                                                                               =================     ===================



                                GEXA CORPORATION
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the               For the             January 1,
                                                                  Three                 Three                 2001
                                                               Months Ended          Months Ended        (Inception) to
                                                                March 31,             March 31,             March 31,
                                                                   2002                  2001                 2002
                                                             -----------------     -----------------     ----------------

Sales                                                     $           339,126   $                 -   $          339,126

Cost of sales                                                         468,181                     -              468,181
                                                             -----------------     -----------------     ----------------

Gross profit (loss)                                                 (129,055)                     -            (129,055)

General and administrative expense                                    263,375                40,750              473,043
                                                             -----------------     -----------------     ----------------

Income (loss) from operations                                       (392,430)              (40,750)            (602,098)

Interest income                                                         4,506                     -                9,289

Interest expense                                                      (2,111)                     -              (8,129)
                                                             -----------------     -----------------     ----------------

Net income (loss)                                         $         (390,035)   $          (40,750)   $        (600,938)
                                                             =================     =================     ================

Basic net income (loss) per share                         $             (.06)   $             (.05)   $            (.13)
                                                             =================     =================     ================

Basic weighted average shares outstanding                           7,022,541               821,489            4,668,461
                                                             =================     =================     ================

Diluted net income (loss) per share                       $             (.06)   $             (.05)   $            (.13)
                                                             =================     =================     ================

Diluted weighted average shares outstanding                         7,022,541               821,489            4,668,461
                                                             =================     =================     ================



                                GEXA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               For the               For the             January 1,
                                                                Three                 Three                 2001
                                                             Months Ended          Months Ended        (Inception) to
                                                              March 31,             March 31,             March 31,
                                                                 2002                  2001                 2002
                                                           -----------------     -----------------     ----------------


Cash flows from operating activities:
Net income (loss)                                       $         (390,035)   $          (40,750)   $        (600,938)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
     Depreciation and amortization                                   12,324                     -               12,402
     Stock issued to officers, directors
      and consultants for services                                   91,750                40,750              140,580
     Stock issued to pay note interest                                    -                     -                2,500
     Increase in accounts receivable                              (324,731)                     -            (324,731)
     Increase in employee advances                                  (4,000)                     -              (4,000)
     Increase in deposits                                           (1,140)                     -            (101,140)
     Increase in accounts payable                                   213,499                     -              431,004
     Sales tax payable                                               27,719                     -               27,719
     Increase in customer deposits                                   52,370                     -               52,720
     Increase in accrued interest payable                             2,111                     -                5,629
                                                           -----------------     -----------------     ----------------

Net cash provided by  (used in) operating activities              (320,133)                     -            (358,255)
                                                           -----------------     -----------------     ----------------

Cash flows from investing activities:
     Purchase of intangible assets                                  (9,230)                     -            (317,392)
     Purchase of property and equipment                            (13,302)                     -             (14,852)
                                                           -----------------     -----------------     ----------------

Net cash provided by (used in) investing activities                (22,532)                     -            (332,244)
                                                           -----------------     -----------------     ----------------

Cash flows from financing activities:
     Proceeds from notes payable                                          -                     -              200,000
     Proceeds from the sale of preferred stock                      496,499                                    496,499
     Proceeds from sale of common stock                             571,376                     -            1,474,101
     Additional contributions by officers                                 -                     -               30,800
     Payment on note payable                                              -                     -            (100,000)
     Payments to corporation consultants                                  -                     -             (33,500)
     Payments to stock brokers                                    (169,851)                     -            (230,361)
     Payments for stock offering expenses                                 -                     -              (6,167)
                                                           -----------------     -----------------     ----------------

Net cash provided by (used in) financing activities                 898,024                     -            1,831,372
                                                           -----------------     -----------------     ----------------

Increase (decrease) in cash                                         555,359                     -            1,140,873

Cash at beginning of period                                         585,514                     -                    -
                                                           -----------------     -----------------     ----------------

Cash at end of period                                   $         1,140,873   $                 -   $        1,140,873
                                                           =================     =================     ================

                                   GEXA CORP.
                   Notes to the Unaudited Financial Statements
                                   (Unaudited)
                                 March 31, 2002

1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Accounts Receivable

Customers are billed the following month for electricity services provided in the current month. Therefore, revenues and associated charges through April 25, 2002 have been accrued as of March 31, 2002 to more accurately reflect the period in which those earnings were incurred. The revenues from this time period, not yet billed to customers are reflected in the Accounts Receivable balance per the Balance Sheet. The breakdown of the March 31, 2002 balance of $324,731 is as follows,

Accounts Receivable                                $                85,860
Unbilled Revenue at March 31, 2002                                 238,871
                                                       --------------------

Accounts Receivable at March 31, 2002                              324,731
                                                       --------------------

3. Stock Transactions
During the three months ended March 31, 2002, the Board authorized the issuance of 86,000 shares of common stock to consultants for services valued at $88,750 and 3,000 shares of common stock to an employee for services valued at $3,000.

During the same period, 248,964 shares of preferred stock were sold for $496,499.

During the same period, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but did not pay for them, resulting in stock subscriptions receivable of $32,000.

Item 2. Management's Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.

Forward-Looking Statements; Market Data

To the extent that we make any forward-looking statements in the "Management's Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report contains disclosure related to our business of reselling electricity which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers were able to elect to purchase electricity from independent resellers, such as Gexa. Our pursuit of this new business opportunity may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in State of Texas in which we seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity. Our efforts regarding this new business opportunity may be wrong because of our limited resources.

Liquidity and Capital Resources

At March 31, 2002, we had current assets of $1,469,604, consisting of cash and cash equivalents. As of March 31, 2002, we had other assets of $492,042 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Other assets also included a data base valued at $85,600 and a billing and data transfer system valued at $55,000.

Our total assets at March 31, 2002 were $1,976,186. At March 31, 2002, we had current liabilities of $511,443, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable and customer deposits. Our long-term liabilities consisted of a non-interest bearing five year promissory note issued to our CEO in the amount of $100,000.

During the three-month period ended March 31, 2002, we had a negative cash flow from operations of $320,133. Our financing activities provided us with $898,024. We received proceeds from the sale of restricted stock in the amount of $1,108,498. These proceeds were offset by payments of $94,891.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to resell electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person to provide any continued funding.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

(c) Equity securities of the registrant sold by the registrant during the period ended March 31, 2002 that were not registered under the Securities Act.:

During the three month period ended March 31, 2002, we issued 248,964 restricted shares of preferred stock that were not registered under the Act. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of preferred stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder      Date of Issuance   Number Preferred Stock     Consideration

Private Investors       03-31-02               248,964             $496,500 (1)
--------------------
(1) The Company believes these transactions were exempt from registration pursuant to Section 4 (2) and Rule 506 of Regulation D of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

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

Gexa Corp.
By: /s/ Marcie Zlotnik
    ------------------
Marcie Zlotnik, President and Director
Dated: March 31, 2002
Houston, Texas