Form 10QSB/A
period 2001-09-30
GEXA CORP
filed 2002-07-03
CIK 821113

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

Name of Holder	Date of Issuance	Number Common Stock	Consideration
EZ Utilities, Inc.	08-01-2001	300,000	Shares issued for Acquisition
Marcie Zlotnik	09-01-2001	40,000	For services as President and Director in lieu of cash
Private Investors	08-15-2001	286,000	$336,625 (1)
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