Form 10KSB/A
period 2001-12-31
GEXA CORP
filed 2002-07-03
CIK 821113

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

At July 1, 2002, there were 7,377,022 shares of the issuer's common stock issued and outstanding. The Company's shares are subject to quotation on the OTC:BB market. The Issuer is current in its reporting requirements under the Exchange Act. Affiliates of the Issuer own 4,500,000 shares of the Issuer’s issued and outstanding common stock.(*) The remaining 2,877,022 shares are held by non-affiliates. The market value of the common equity held by non-affiliates as of July 1, 2002 is $7,624,108.

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements: This amended Annual Report on Form 10-KSB/A and other statements issued or made from time to time by Gexa Corp., a Texas corporation, contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Gexa Corp. and its officers and directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background and Reports under the Exchange Act

Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company originally registered its shares of common stock under the Exchange Act in 1987. As a result of being delinquent in our filing requirements under the Exchange Act, we filed our past due Annual Reports on Form 10-KSB for the years ended December 31, 1992, 1993, 1994, 1995, 1997, 1998, 1999 and 2000 on November 30, 2001, all of which contain our audited financial statements for the respective periods. On the same day on November 30, 2001, we also filed all past due Quarterly Reports on Form 10-QSB for the years 1992 through 2000. No material change in our business occurred following our filing for bankruptcy under Chapter XI of the US Bankruptcy Code and our discharge by the Bankruptcy Court in 1992 through the year ended December 31, 2000.

Change in Control

In March 2001, Mr. Neil Leibman became our chairman, by the action of the Company's then board of directors consisting of Justin Rice, Gary Rice and Robert McDougal. Following Mr. Leibman's appointment to the board and as chairman, Messrs. Justin Rice, Gary Rice and Robert McDougal resigned as board members of Gexa. Mr. Leibman, than the sole board member of Gexa, appointment Marcie Zlotnik and Steven Bethke to the board of the Company. The new board of Gexa elected Mr. Leibman as Chief Executive Officer and Marcie Zlotnik as President of Gexa. Steven Bethke resigned as a board member in October 2001. Mr. Bethke's resignation was not the result of any dispute but rather was the result of the requirements as a full time officer and director of his own business, Affordable Telecommunications, Houston, TX.

As of the date of this filing, Mr. Leibman has paid for the benefit of the Company a total of approximately $50,000, which monies have been applied principally to pay expenses, including accounting fees, related to the preparation and filing of our past due reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Leibman to pay professional fees, we have no written finance agreement with Mr. Leibman to provide any continued funding.

This Annual Report, as amended, contains disclosure related to our new business operations of reselling electricity, which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers may elect to purchase electricity from independent resellers, such as Gexa. Our disclosure may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in State of Texas in which we operate since January 1, 2001. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity. Our efforts regarding this new market may be wrong because of our limited resources.

During the fiscal year 2001, we generated no revenues from any business operations. During the three month period ended March 31, 2002, we started to generate revenues from our resale of electricity, which totaled $339,126 for such period and had general and administrative expenses of $263,375. This is compared to no revenues but general and administrative expenses of $40,750 during the same period in the prior year.

We were incorporated under the laws of Nevada on April 1, 1985. In March 2001, concurrent with our share recapitalization, we were reincorporated under the laws of the State of  Texas. Prior to the filing of Chapter XI under the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho during the period ended June 30, 1992, we were engaged in the business of acquiring, exploring and developing mining properties. We emerged from this proceeding and our plan of reorganization was approved by creditors and by the United States Bankruptcy Court in 1992. During the period following our discharge from bankruptcy in 1992 and through 2000,  we conducted no commercial mining operations and had no other significant business activities. Following the bankruptcy proceeding, we redirected our efforts and limited resources to seeking potential new business opportunities.

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

Gexa filed its initial application with the Texas Utility Commission which was approved by the Texas Utility Commission on August 3, 2001. Pursuant to this approval, we were authorized to offer electricity to residential and business customers, commencing January 1, 2002.

Our Business

Gexa  became a provider of electricity to residential and commercial customers in the Texas market. We offer consumers in restructured retail energy markets competitive energy prices, flexible payment and pricing choices. As part of our retail electricity package, we offer services such as online bill presentment, fixed price term contracts and balanced billing, all of which we currently offer to our customers.

Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential and apartment dweller markets. We have an affiliate program with independent companies such as Lower My Bills.com, EnergyGuide.com and Wattagemonitor.com. In connection with this program, the third parties to offer services to apartment dwellers and offer new customers one stop shopping for all of their utility and telecommunication services and offer customers electricity through Gexa Energy at a discount to their present electric provider. In addition, we have a cross marketing agreement with Affordable Telecommunications Technology Corporation, a local cell phone distributor, to offers our electricity service to their retail customers for a one-time fee per customer. Reference is made to subheading "Strategic Alliances" below. "

Business Strategy

Gexa intends to become a expand beyond the Texas market and develop its business as deregulation grows assuming its business model has been proven in Texas. Gexa intends to focus its service and market electricity to the residential customer, in particular apartment dwellers, smaller commercial customers, and larger commercial customers that make equity investments in the Company. We have an agreement with Trammell Crow Residential Services, Inc., which entity manages 19 apartment complexes in the Houston and Dallas market. This relationship should enable Gexa to reach an increasingly significant number of residential apartment units/customers. We also have other agreements with other apartment complexes in the ordinary course of our business and we intend to enter into similar arrangements to build our business. At present, the only material contract we have is with Trammell Crow Residential Services.

The Company has entered into marketing arrangements with other companies including Affordable Telecommunications, which already market consumer goods and telecommunication services to one of Gexa’s target markets, the apartment dweller. Through these marketing arrangements, our target tenant customer has the opportunity to sign up for their   primary customer services,  electricity and telecommunication, through only one phone call or fax. The Company has reached agreements with 145 apartment complex owners and is in discussion with others, for the purpose of Gexa acquiring the exclusive right to market its electric service to new tenants. Our services and the agreements with apartment complexes allow tenants the ease of having electricity at the time of move-in, a captive audience for Gexa without having to switch customers, and a stipend paid to the complex owner for each new tenant that uses Gexa Energy. The Company is not aware of any competitor known to the Company that is pursuing this market niche.

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

Market

The Company plans to target (1) the residential market including apartments and mobile homes; (2) commercial consumers that use less than 500,000 kWh per month and who are classified as small commercial consumers, and (3) larger commercial customers that have or acquire an interest in Gexa.

Residential Market

- Gexa has established relationships with apartment complex owners for leasing agents to offer the new customer electricity through Gexa Energy. The leasing agent will handle contacting Gexa for "turn on" of service, making it simple for the customer. The initial response was met with overwhelming approval and acceptance.
- Gexa also has an affiliate program with independent companies such as Lower My Bills.com, EnergyGuide.com and Wattagemonitor.com. In connection with this program, the third parties to offer services to apartment dwellers and offer new customers one stop shopping for all of their utility and telecommunication services. With this program, the third parties offer customers electricity through Gexa Energy at a discount to their present electric provider.
- Gexa will also hire telemarketers and sales people to call perspective tenants. The Company has developed comprehensive marketing collateral including its website, and plans to distribute the materials to apartment complexes.

Large Residential and Small Commercial Market

Gexa's plan is to hire and train a sales staff to market electricity to large residential customers and small commercial customers. The staff will use an approach that has proved successful in the telecommunications industry. The target customers are in many cases the same customers that switched their telecommunications services away from the large, better capitalized providers, to a small, friendly, customer service oriented providers.

Large Commercial

Gexa believes that it is in a unique strategic position, based on a favorable financial partnership with Aquila, Inc. to provide large electricity consumers with a very competitive rate structure.

Strategic Alliances

Gexa has established the following strategic alliances:

1. Aquila, Inc. a UtiliCorp United Corp. (NYSE:UCU) subsidiary that provides Gexa with a credit facility to purchase forward wholesale supply of electricity.
2. TXU Corp.,  a global energy services company that in the business of electricity generation, wholesale energy trading, retail energy marketing, energy delivery and  other energy-related services,  provides electricity to Gexa as the power generator for residential customers and act as Gexa’s Qualified Scheduling Entity. TXU, as our Qualified Scheduling Entity, has agreed to sell prescheduled electricity to us, which enables Gexa to match the demand of our own retail customers within a 15 minute interval.
3. Exolink Corp. will develop and provide the electronic data interexchange for Gexa as required by the Texas Utility Commission for certification.
4. Ebuy Express will assist in marketing the services of Gexa to all of its apartment complex owner members.
5. Luminor is providing Gexa and its customers with all of their customized billing needs in addition to providing Gexa with its customer care module.

Electric Retail Market in Texas

The current opportunity for Gexa in the retail electricity business is as follows:

- The potential market in Texas is huge and with deregulation having commenced in January 2002 is in its infancy. The total residential and small commercial electricity marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring. There can be no assurance, however, that we will be successful in expanding beyond Texas.
- Currently, markets in twelve states are open to retail electric competition. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states.
- In Houston (Harris County), Texas alone, there are over 4 million electric meters associated with residential and small business customers. In Texas there are 5.3 million residential customers.
- The electric retail industry in Texas is in its earliest stage and the market is virtually untapped.
- Gexa has quickly secured several major residential customers in a market that we believe is being overlooked, the individual apartment dweller. Gexa has contracted with several large REIT’s, apartment complex owners and purchasing aggregators all of whom have expressed great interest in this area. Gexa believes its marketing partners and commission arrangements with the apartment complex owners will create a large residential customer base.

Gexa also believes the sub-prime and high credit risk customer utilizing a pre-paid smart meter is another untapped market (meter reading is scheduled to be deregulated in 2004 by the Texas PUC). The prepaid electricity market will work in the same manner as the prepaid phone cards. Customers/consumers will buy and pay for only the electricity they need with payment made in advance of consumption. These same customers also generally reside in lower cost apartment complexes. Prepaid service that Gexa offers will allow greater profit margins and less bad debt. In the Houston, TX market   alone, approximately 30% of the adult population does not have a bank relationship. While there can be no assurance, Gexa believes it will be able to implement its same plan and capitalize on deregulation on a national basis as it has in Texas.

Gexa sees a new business opportunity developing with similar trends that parallel the deregulation of the telephone companies approximately sixteen years ago.

According to the U.S. Department of Energy, there are currently twelve states and the District of Columbia which permit retail electric competition. States that have deregulated retail electricity service, including residential customers, are: Arizona, Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Rhode Island. In addition, Illinois, Montana and Oregon have deregulated their retail electricity markets for commercial but not for residential. Since January 2002, Michigan, Texas and Virginia have also deregulated their electric retail markets. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states. Although in many of these jurisdictions, final rules implementing market restructuring are not yet finalized and effective, we estimate that by the beginning of 2002, roughly 50% of the U.S. population, or approximately 55 million households, will be in markets where consumers can choose either their electricity or natural gas provider or both.

Marketing Strategy

Gexa markets its products and services to commercial customers by using a sales force consisting of both inside and outside sales personnel. The sales force uses techniques that were used and refined by the Company's management when they were involved in the telecommunications industry after deregulation. The Company also entered into contractual relationships with shopping center owners. The procedure is essentially the same with apartments, where the landlord offers the tenant electricity at time of move in through a pre-selected provider, such as Gexa.

The Company started also to target large commercial buildings since the demise of Enron which has left some large commercial customers looking for a replacement for their energy needs.

Competition

While there is competition in the retail electric market, we believe that most of the competition concentrates on targeting high-end residential and business customers that are willing to sign long-term contracts. Many of the competitors have longer operating histories, greater financial and personnel resources, and more name recognition. Gexa intends to pursue residential, small business and selected larger businesses. Apartment dwellers are considered a niche market within the residential market. The major providers of electricity in the deregulated Texas market include: TXU, Reliant, First Choice Energy, AEP, Energy, Utility Choice and Cirro.

In addition to the primary competitors listed above, there will be other retail electric providers who obtain certification. Some of the new entries are single client companies that are large electricity users, such as a refinery or plant. While all of the competitors are seeking new clients, their strategy is to switch customers and contract with high-end users. Gexa differentiates itself by being a small company focusing principally on small consumers.We believe that we will also be able to service a  number of large customers by making them feel "special", with our personalized service.

Technology

All retail electric providers must certify with the Electric Reliability Council of Texas ("ERCOT"). Gexa was certified by ERCOT in December 2001. ERCOT is continuously performing five major processes to support the retail provider:

  Registration
  Market Operations
  Power Operations
  Load Profiling, Date Acquisition and Aggregation
  Settlements, Billing and Financial Transfer

ERCOT Core Operations

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

Exolink will provide Gexa with an "electronic data interexchange infrastructure" for Gexa as required for certification. Electronic data interexchange infrastructure provides market rule updates and access to Online Transaction Service, which allows Gexa to initiate and receive buy and sell transactions of electricity on-line. Through these services, Gexa believes that it will have the advantage of an automated business process, data validation, data routing and online business control management.

Employees and Employees Relation

The Company's management believes that relations with its 23 full-time employees are excellent, including its two full-time executive officers. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to our employees. The Company plans to hire additional employees as the Company increases its sales.

Regulations

We are subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

In June 1999, the Texas legislature adopted Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition. While the Legislation called for the commencement of retail competition beginning on January 1, 2002, the Texas Utility Commission may delay the date on which the retail electric market is opened to competition in any power region in Texas if it determines that the region is unable to offer fair competition and reliable service to all retail customer classes on that date. Any delay in opening regional electric markets may have a negative effect on the Company's revenue growth. While certain cities and cooperative electric service providers in the State of Texas have elected not to permit deregulation, particularly in rural areas. We presently operate in the largest city area in Texas and the Texas rural areas are not our target market. As a result, we do not believe any determination to delay deregulation in rural or smaller city markets in Texas will have any material adverse affect on Gexa. The largest counties in Texas in which we operate are continuing to experience strong competition.

The State law and regulations of the PUC also require electric utilities in Texas to restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into three different units, whether commonly or separately owned. Generally, the "retail electric providers", such as Gexa, that have been certified by the Texas Utility Commission obtain or buy electricity from the wholesale generators at unregulated rates, sell electricity at retail to their customers and pay the transmission and distribution utility a regulated tariffed rate for delivering the electricity to their customers. Retail electric providers are not allowed to own or operate generation assets and their retail prices are not subject to traditional cost-of-service rate regulation. Retail electric providers that are affiliates of, or successors in interest to, traditional electric utilities may compete statewide for these sales. Gexa is engaged in retail activities and does not own nor does it operate power generation, transmission and/or distribution assets. The Company therefore believes that a change in the regulated tariff for transmission and distribution of electricity by the Texas Utility Commission may have an adverse impact on its operations, in particular on its gross margins, if the Company can not pass on any increase in such rates and in its cost structure to its retail customer.

The laws and regulations also require the Texas Utility Commission to determine procedures and criteria for designating retail electric providers to serve as providers of last resort in areas of the state in which retail competition is in effect. A provider of last resort is required to offer a standard retail electric service package for each class of customers designated by the Texas Utility Commission at a fixed rate approved by the Texas Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the provider of last resort. The Texas Utility Commission is required to designate the initial providers of last resort by June 1, 2001. In the event that no retail electric provider applies to be the provider of last resort in a given area of the state, the Texas Utility Commission may require a retail electric provider to become the provider of last resort as a condition to receiving or maintaining its retail electric provider certificate. In the event that a retail electric provider fails to serve any or all of its customers, the provider of last resort is required to offer those customer the standard retail service package for that customer class with no interruption of service to the customer. Pursuant to the Legislation, the transmission and distribution utility is not required to serve as the provider of last resort. At of the date of this filing, Gexa has not been designated by the Texas Utility Commission as a last resort provider. Gexa may experience an adverse impact on its results of operation if the fixed rate of the electric service package determined by the Texas Utility Commission does not exceed the Company's cost structure.

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

Newly Formed Company
Gexa Corp. is a newly formed company that was created for the purpose of reselling electricity to residential and business customers under the new deregulation of the Texas electricity market. Deregulation commenced on January 1, 2002. The Company is subject to all of the risks inherent in any new venture attempting to implement a plan of operation in a relatively new industry. These risks include, but are not limited to, possible inability to implement our business plan to become a successful reseller of electricity, the inability to fund the working capital requirements for its operations, and compete with more established resellers in the Texas market. There can be no assurance that the Company will become profitable.

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

Additional Financing Requirements
Because we had no revenues and no material business activities prior to entering into the retail electricity business, we were entirely dependent upon the willingness of our  management to fund the costs associated with compliance with the filing requirements under the Exchange Act, and other  administrative costs of continuing our corporate existence.  In order for us to become current, our present management engaged the services of Grassano Accounting P.A. as our new independent public accountant, as reported in our Form 8-K filed November 27, 2001. Since the appointment of Neil Leibman to the board and becoming CEO, Neil Leibman has advanced approximately $30,000 to the Company, which the Company recorded as additional paid-in capital. No additional restricted shares were issued to Mr. Leibman for this capital contribution. The funds were principally used for administrative costs including accounting fees and other expenses. In addition, Mr. Leibman loaned the Company $100,000 which was used to fund the required security deposit for our application with the Texas Utility Commission. The Company issued 11,000 restricted shares to CR Capital Services, Inc., an unaffiliated company that has been providing corporate securities compliance services since April 2001. Their services have included the preparation and filing of the Company's annual reports on Form 10-KSB and quarterly reports on Form 10-QSB past due under the Exchange Act as well as this amended Form 10-KSB. In fact, we have been dependent upon the willingness of  third party consultants to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a business combination or our commencement of business operations. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required upon commencing our retail electricity business operations. In the event that our available resources from our management prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to develop our current business operations. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

The Company Does Not Anticipate Paying Dividends.
The Company has not paid dividends on the common stock  and we do not anticipate paying any dividends on the common stock for the foreseeable future, if at all. We intend to retain any earnings we receive to finance the expansion of our business operations as a reseller of electricity, to repay outstanding and future indebtedness and for general corporate purposes.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, TX, which space was provided to us by  Neil Leibman on a rent-free basis during 2001. In 2001, we issued 2,840,000 restricted shares to Neil Leibman for no cash-consideration. This issuance was recorded as compensation expense in the aggregate amount of $28,400. We have attributed a nominal amount not exceeding $100 per month for our use of Mr. Leibman's office facilities. Effective June 15, 2002, the Company signed a five year lease with an unaffiliated party for 4,100 square feet of office space at 24 Greenway Plaza, Houston, TX at a monthly rent of $8,100. The Company believes that its current facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our common stock was traded on the OTC Bulletin Board (OTCBB) under the symbol "GEXA" until our common stock was delisted in 1992 following our bankruptcy filing under Chapter XI. Following delisting,  our common stock was quoted from time to time on the pink sheets under the symbol GEXA. However, we do not believe that there has been any active trading market in the Company's common stock from 1999 through 2001. The Company changed its symbol to GEXC in March 31, 2001. Our common stock was also not eligible for quotation on the OTCBB because we were not current in our reporting obligations under the Exchange Act. Our common stock became subject to quotation on the OTC:BB market on January 2, 2002.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On February 10, 2001, our shares were subject to a 1 for 25 reverse split, and the table below reflects such information.

	High	Low
Calendar 2001
Quarter Ended March 31,*	$0.75	$0.75
Quarter Ended June 30,	$1.45	$0.25
Quarter Ended September 30,	$3.00	$1.10
Year Ended December 31, 2001	$3.00	$1.01

Calendar 2002
Quarter Ended March 31,	$2.60	$7.00
Period Ending June 26, 2002	$3.30	$5.00
(*) On February 10, 2001, we had a 1 for 25 reverse stock split and the price of the shares reflects this share recapitalization.

(B) Holders of Common Stock

At June 12, 2002, there were approximately 2,606 holders of record of Gexa Corp.'s common stock.

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

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by Gexa during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. During 1999, 2000 and the period through March 20, 2001, the Company did not issue or sell any restricted shares.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
03/21/01	Common Stock	2,840,000	Neil Leibman, Officer and Director	Non-cash compensation for services provided valued at $.01 per share(4)
03/21/01	Common Stock	960,000	Marcie Zlotnik, Officer and Director	Non-cash compensation for services provided valued at $.01 per share(4)
04/03/01	Common Stock	10,000	Mark Fichter	Non-cash consideration for business consulting services
04/03/01	Common Stock	30,000	Meryl Roberts	Non-cash consideration for business consulting services
04/03/01	Common Stock	40,000	Sundowner Holdings, Inc.	Non-cash consideration for business consulting services
04/15/01	Common Stock	11,000	CR Capital Services, Inc.	Non-cash consideration for securities consulting services (3)
04/20/01	Common Stock	75,000	Jack Kamrath	Non-cash consideration for business consulting services
04/20/01	Common Stock	500,000	Affordable Telecommunications Technology Corporation	Private Placement for $0.10 per share or $50,000(1)
05/10/01	Common Stock	8,000	Richard T. Wagner	Converted preferred stock into common stock at 1 for 25
07/17/01	Common Stock	4,761	Justin L. Rice	Converted preferred stock into common stock at 1 for 25
08/03/01	Common Stock	300,000	Boxer Capital, Ltd.	Purchase of assets of EZ Utilities, Inc. valued at $.285 per share(2)
08/07/01	Common Stock	216	Robert D. Dougal	Converted preferred stock into common stock at 1 for 25
08/07/01	Common Stock	4,761	Gary L. Rice	Converted preferred stock into common stock at 1 for 25
08/27/01	Common Stock	10,000	Virginia Brown	Private Placement for $1.25 per share or $12,500(1)
08/27/01	Common Stock	12,000	Angelo Controneo	Private Placement for $1.25 per share or $15,000(1)
08/27/01	Common Stock	1,500	Anthony Decarolis	Private Placement for $1.25 per share or $1,875(1)
08/27/01	Common Stock	1,000	Thomas Gentile	Private Placement for $1.25 per share or $1,250(1)
08/27/01	Common Stock	10,000	James Krzystofik	Private Placement for $1.25 per share or $12,500(1)
08/27/01	Common Stock	2,000	Frank Leskinen	Private Placement for $1.25 per share or $2,500(1)
08/27/01	Common Stock	8,000	E. Vince Matthews III	Private Placement for $1.25 per share or $10,000(1)
08/27/01	Common Stock	1,500	Robert Sanzoverino	Private Placement for $1.25 per share or $1,875(1)
08/27/01	Common Stock	25,000	Bernhard J. Seringer III	Private Placement for $1.25 per share or $31,250(1)
08/27/01	Common Stock	22,500	John Seringer	Private Placement for $1.25 per share or $28,125(1)
09/01/01	Common Stock	40,000	Marcie Zlotnick, Officer and Director	Non-cash compensation for services valued at $.20 per share or $8,000
09/10/01	Common Stock	12,000	Azar Computer, Inc.	Private Placement for $1.25 per share or $15,000(1)
09/10/01	Common Stock	10,000	Danie Brent	Private Placement for $1.25 per share or $12,500(1)
09/10/01	Common Stock	24,000	Mike Craddock	Private Placement for $1.25 per share or $30,000(1)
09/10/01	Common Stock	2,500	Richard Goward	Private Placement for $1.25 per share or $3,125(1)
09/10/01	Common Stock	16,000	Grover Family LP	Private Placement for $1.25 per share or $20,000(1)
09/10/01	Common Stock	24,000	John Middleton	Private Placement for $1.25 per share or $30,000(1)
09/10/01	Common Stock	40,000	Michael & Deena Santori JTTEN	Private Placement for $1.25 per share or $50,000(1)
09/10/01	Common Stock	8,000	Roger Shipp	Private Placement for $1.25 per share or $10,000(1)
09/10/01	Common Stock	8,000	Sharon Tuan	Private Placement for $1.25 per share or $10,000(1)
09/10/01	Common Stock	8,000	Thomas Wilkinson	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	40,000	Bob Allison	Private Placement for $1.25 per share or $50,000(1)
10/12/01	Common Stock	8,000	Paul Bessette	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	8,000	Mike Cradock	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	4,000	Bill French	Private Placement for $1.25 per share or $5,000(1)
10/12/01	Common Stock	10,000	James Krzystofik	Private Placement for $1.25 per share or $12,500(1)
10/12/01	Common Stock	12,000	Marcus & Trina Malinak, JTTEN	Private Placement for $1.25 per share or $15,000(1)
10/12/01	Common Stock	20,000	Mike McAuliffe	Private Placement for $1.25 per share or $25,000(1)
10/12/01	Common Stock	8,000	John McCormick, Jr.	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	20,000	Odyssey Marketing Group	Private Placement for $1.25 per share or $25,000(1)
10/12/01	Common Stock	10,000	Bradford N. Oesch	Shares issued in lieu of interest payment on 6% note
10/12/01	Common Stock	8,000	Norris Taylor	Private Placement for $1.25 per share or $10,000(1)
10/12/01	Common Stock	2,500	Karl Victor	Private Placement for $1.25 per share or $3,125(1)
12/03/01	Common Stock	20,000	Stanley Beard	Private Placement for $1.25 per share or $25,000(1)
12/03/01	Common Stock	8,000	David Glosner	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Robert Glosner	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Dewey Coffman	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	16,000	Brian Ellard	Private Placement for $1.25 per share or $20,000(1)
12/03/01	Common Stock	10,000	Robert Batch	Private Placement for $1.25 per share or $12,500(1)
12/03/01	Common Stock	8,000	Robert Carza	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	35,000	Holland Business Ventures, Inc.	Private Placement for $1.25 per share or $43,750(1)
12/03/01	Common Stock	7,000	Susan L. Holland	Private Placement for $1.25 per share or $8,750(1)
12/03/01	Common Stock	4,000	Mastermind Alliance, Inc.	Private Placement for $1.25 per share or $5,000(1)
12/03/01	Common Stock	24,000	Doug & Stacey Mullen, JTTEN	Private Placement for $1.25 per share or $30,000(1)
12/03/01	Common Stock	10,000	Shane & Shelly Phillips, JTTEN	Private Placement for $1.25 per share or $12,500(1)
12/03/01	Common Stock	8,000	Mouna Raad	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	8,000	Mike Samouch	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	12,000	Bob Stamatatos	Private Placement for $1.25 per share or $15,000(1)
12/03/01	Common Stock	8,000	Maryann Thomson	Private Placement for $1.25 per share or $10,000(1)
12/03/01	Common Stock	4,000	Neil West	Private Placement for $1.25 per share or $5,000(1)
12/17/01	Common Stock	120,000	Steven H. Bethke	Non cash-compensation for services as director
12/19/01	Common Stock	2,000	Adolfo Celis	Non-cash compensation to employee valued at $1.25 per share
12/19/01	Common Stock	2,000	Jody Heinhold	Non-cash compensation to employee valued at $1.25 per share
12/03/01	Common Stock	2,500	Jamie Bigell	Non-cash compensation to employee valued at $1.25 per share
12/03/01	Common Stock	360,000	Neil Leibman, Officer and Director	Converted a $25,000 note into restricted shares at $.07 per share(4)
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
(2) On July 1, 2001, the Company purchased assets of EZ Utilities, an entity controlled by Neil Leibman, our CEO and Chairman, valued at $85,600, which consisted of software and contracts with vendors, for 300,000 restricted shares and the assumption of a $25,000 note payable. Boxer Capital, Ltd. is an entity controlled by our CEO and Chairman, Mr. Leibman.
(3) The shares were expensed in the first quarter of 2002 for services from April 15, 2001.
(4) The 2,840,000 shares and 960,000 restricted shares issued to our executive officers upon their appointment and acquisition of control were valued at $.01 per share at the date of issuance. There was no trading market in our shares at the date of issuance and the Company believes that the price represented the fair value of the shares. The Company believes that the shares issued upon conversion of the note represented the fair value of the shares on such date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our plan of operation could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this annual report..

Overview

During fiscal year 2001, we entered into the business of reselling electricity in Texas, which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. This application was approved on August 3, 2001. Under Texas law, beginning January 1, 2002, customers could elect to purchase electricity from independent resellers, such as Gexa. Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential and apartment dweller markets.

Plan of Operation

During 2001, Gexa commenced its plan intention to become a provider of electricity with the intention of growing along with deregulation after our business model has been proven in Texas. Gexa's intention is to focus its service and market electricity to the residential customer, in particular apartment dwellers, smaller commercial customers, and larger commercial customers that make equity investments in Gexa. Reference is also made to our quarterly report on Form 10-QSB for the period ended March 31, 2002 that was filed with the SEC on May 13, 2002 with respect to our operations after the year ended December 31, 2001.

During 2001, we commenced our plan to enter into marketing agreements with companies that already market consumer goods and telecommunication services to one of Gexa’s target markets, the apartment dweller. Through third party marketing agreements, our target tenant customers have the opportunity to sign up for all of their services, including electricity and telecommunication needs, in one phone call or fax. As part of our plan, we negotiated to enter into agreements with  apartment complex owners for the purpose of granting Gexa the exclusive right to market to new tenants their electric service with Gexa as a reseller, and allow tenants the ease of having electricity at the time of move-in, a captive audience for Gexa without having to switch customers, and a stipend paid to the complex owner for each new tenant that uses Gexa's services.

Gexa shall use the following strategy in the implementation of its plan of operation:

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
- Continue growth and expand into selective retail energy markets beyond Texas.

The Company plans to target (1) the residential market including apartments and mobile homes; (2) commercial consumers that use less than 500,000 kWh per month and classified as small commercial consumers, and (3) larger commercial customers that have or acquire an interest in Gexa.

Residential Market

- Gexa's plan is to establish strategic relationships with apartment complex owners that will require leasing agents to offer the new customer electricity through Gexa. The leasing agent will contact Gexa for "turn on" of service, making it simple for the customer. The initial response was met with approval and acceptance.
- Gexa's involves signing marketing agreements with companies offering bundled services to apartment dwellers. These marketing companies offer new customers one-stop shopping for all of their utility and telecommunication services. As part of this effort, the marketing companies shall offer customers electricity through Gexa at a discount from their present electricity provider.
- Gexa's plan pro includes hiring telemarketers and sales personnel to call prospective tenant/customers. The Company has developed marketing material including its website and to distribute the materials to apartment complexes.

Large Residential and Small Commercial

Gexa's plan includes hiring sales personnel to resell electricity to large residential customers and small commercial customers. This plan is similar to the   approach that had proved to be successful in marketing telecommunications products and services. The target customers are in many cases the same customers that have switched their telecommunications services from the large, better capitalized companies, to small, friendly, customer service oriented companies such as Gexa.

Large Commercial

Gexa believes that its strategy will provide it with a very competitive position, enabling it to large electricity consumers competitive rates. This belief is based on a favorable financial relationship with Aquila, Inc.

During 2001, we had not yet effectuated significant portions of our business strategy.  There can be no assurance that we we be able to implement and sustain  our business strategies during the near term and foreseeable future . The successful implementation of our plan of operation is subject to a number of risks. Potential investors should carefully read the disclosure under "Risk Factors".

On July 1, 2001, the Company purchased the assets of EZ Utilities Corp., a Texas corporation, for 300,000 shares of restricted common stock. Neil Leibman, the Company's CEO/Chairman, was President and majority shareholder of EZ-Utilities Corp.

Liquidity and Capital Resources

We had no assets and no liabilities at December 31, 2000. At December 31, 2001, we had current assets of $585,514 in cash and cash equivalents. We had total other assets of $493,762 consisting of $393,762 in intangible assets and $100,000 in security deposits required for our Texas Utility Commission license application. We had total assets of $1,080,748 at December 31, 2001.

Our total current liabilities at December 31, 2001, were $221,373, which consisted mainly of accounts payable. We had also a $100,000 long-term note outstanding as of December 31, 2001, payable to Neil Leibman.

We had negative cash flow from operations of $38,122 during 2001. Our cash used in investing activities was $309,712 during 2001. We purchased billing software valued at $308,162 and computer equipment valued at $1,550 in 2001. We generated $933,348 from financing activities in 2001 through the issuance of restricted shares. We received $200,000 from the issuance of notes, $902,725 from the issuance of restricted shares and $30,800 from contributions by our officers.

Gexa is targeting the rapidly growing residential and commercial electricity consumers as a result of the deregulation restructuring in the electricity industry. We believe we are well-positioned to succeed because other competitors are not focusing on the short-term residential and apartment dweller markets. We have implemented cross marketing and affiliate program with third parties that sell products and services to this potential market, including stores marketing cell phone stores and bundled service providers. Reference is made to subheading "Our management team has significant marketing experience in a deregulated environment.  See the discussion under Item 9. Directors and Executive Officers of the Registrant below.

We may determine to seek to raise additional funds from the sale of equity or debt securities or from other borrowings. We may issue additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest.

During 2001, we were able to borrow funds from Neil Leibman, our Chairman/CEO and principal shareholder. Our limited resources may make it difficult to borrow additional funds from unaffiliated parties and there is no assurance that we will be able to continue to borrow funds from our officers/directors. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and prevailing conditions in the financial markets, as well as general economic conditions. The inability of Gexa to borrow additional funds, or to provide funds for an additional infusion of capital, may have a materially adverse impact on Gexa's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to risks, such as the possible requirement to collateralize debt financing, features that may be associated with convertible debt, if any, and other risks of failure to repay debt on a timely basis. There can be no assurance that our executive officers will continue to loan money to the Company.

Expected Purchase of Assets

The Company does not intend to make any material expenditure for the purchase additional assets during the next twelve months. The Company believes that it is adequately equipped to meet potential demand for its products and services.

Changes in the Number of Employees

We currently have 23 full-time employees including our two full-time executive officers. In the event that our business grows more that we anticipate, we may be required to hire additional personnel but believe that in such event we would be able to do so from cash flow from increased operations. We also believe that there are qualified personnel in the Houston, TX area with skills in marketing our products and services, as well as administrative personnel, if we were required to hire more people.

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

/ s / Grassano Accounting, P.A.

Boca Raton, Florida
March 11, 2002 (except for Note 6 and 8, which are as of May 31, 2002

GEXA CORP.
(A Development Stage Enterprise)
Balance Sheets

ASSETS	Dec. 31, 2001	Dec. 31, 2000
Current assets:
Cash and cash equivalents	$585,514	$-
Total current assets	585,514	-

Property and equipment:
Computer equipment	1,550	-
Less: Accumulated depreciation	78	-
Net property and equipment	1,472	-

Other assets:
EZ-Utilities web site	85,600	-
Deposit-PUC	100,000
Deferred income taxes	157,486
Total other assets	343,086	-
Total Assets	$930,072	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217,505	$-
Customer deposits	350	-
Accrued interest payable	3,518	-
Total current liabilities	221,373	-

Long-term liabilities
Notes payable-officer	100,000	-
Total liabilities	321,373	-

Stockholders' equity (deficit):
Preferred stock, $.05 par value;
2,500,000 shares authorized; 944,495
shares issued and outstanding in 2000	-	47,225
Common stock, $.01 par value; 75,000,000 shares
authorized; 6,485,422 shares issued and outstanding
in 2001 and 8,504,425 shares issued and outstanding
in 2000	64,854	85,044
Additional paid-in capital	3,723,205	2,685,512
Deficit accumulated during development stage	(361,579)	(2,817,781)
Accumulated deficit from prior operations	(2,817,781)	(2,817,781)
Total stockholders' equity	608,699	-
Total Stockholders' Equity and Liabilities	$930,072	$-
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Operations
			January 1, 2001
	Year Ended December 31,		(Inception) to
			December 31,
	2001	2000	2001
Revenues	$-	$-	$-
Operating expenses
Administrative	209,668	-	209,668

Income (loss) from operations	(209,668)	-	(209,668)

Other income (expense)
Interest income	4,783	-	4,783
Interest expense	(6,018)	-	(6,018)

Income before taxes	(519,065)	-	(519,065)
Income tax benefit	157,486	-	157,486

Net income (loss)	$(361,579)	$-	$(361,579)
Basic net income (loss) per share	$(.09)	$-	$(.09)
Basic weighted average common shares outstanding	4,209,177	348,142	4,209,177

Diluted net income (loss) per share	$(.09)	$-	$(.09)
Diluted weighted average common shares outstanding	4,209,177	385,922	4,209,177
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000

						Deficit
					Addi-	Accumulated	Accumulated
	Preferred Stock		Common Stock		tional	During	Deficit
	Number		Number		Paid-in	Development	Prior
	of Shares	Amount	of Shares	Amount	Capital	Stage	Operations	Total
Balance, Dec. 31, 1999 (unaudited)	944,495	$47,225	8,504,425	$85,044	$2,685,512	$-	$(2,817,781)	$-
Net income (loss)							-	-
Balance, Dec. 31, 2000	944,495	47,225	8,504,425	85,044	2,685,512		(2,817,781)	-
Converted preferred
stock into
common stock	(944,495)	(47,225)	944,495	9,445	37,780		-	-
1 to 25 reverse stock split			(9,062,998)	(90,630)	90,630		-	-
Issued common
stock for services			4,115,000	41,150	7,680			48,830
Issued common
stock to EZ-utilities web site			300,000	3,000	57,600			60,600
Issued common
stock for note interest			10,000	100	2,400			2,500
Investors purchased
common stock			1,314,500	13,145	889,580			902,725
Contributions by officers					30,800			30,800
Issued common stock
to repay officer loan			360,000	3,600	21,400			25,000
Broker's commissions
and other					(100,177)			(100,177)
Net income (loss)						(361,579)	-	(361,579)
Balance, Dec. 31, 2001	-	$-	6,485,422	$64,854	$3,723,205	(361,579)	$(2,817,781)	$608,699
The accompanying notes to financial statements are an integral part of these financial statements.

GEXA CORP.
(A Development Stage Enterprise)
Statements of Cash Flow
			January 1, 2001
	Year Ended December 31,		(Inception) to
			December 31,
	2001	2000	2001
Cash Flow from Operating activities:
Net income (loss)	$(361,579)	$-	$(361,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	78	-	78
Stock issued to officers, directors and consultants for services	48,830	-	48,830
Stock issued to pay note interest	2,500	-	2,500
Increase in deposits	(100,000)	-	(100,000)
Increase in deferred income taxes	(157,486)		(157,486)
Increase in accounts payable	217,505	-	217,505
Increase in customer deposits	350	-	350
Increase in accrued interest payable	3,518	-	3,518
Net cash provided by (used in) operating activities	(346,284)	-	(346,284)

Cash flows from investing activities:
Purchase of computer equipment	(1,550)	-	(1,550)
Net cash provided by (used in) investing activities	(1,550)	-	(1,550)

Cash flows from financing activities:
Proceeds from notes payable	200,000	-	200,000
Proceeds from sale of common stock	902,725	-	902,725
Additional contributions by officers	30,800	-	30,800
Payment on note payable	(100,000)	-	(100,000)
Payments to corporation consultants	(33,500)	-	(33,500)
Payments to stock brokers	(60,510)	-	(60,510)
Payments for stock offering expenses	(6,167)	-	(6,167)
Net cash provided by (used in) financing activities	933,348	-	933,348

Increase (decrease) in cash	585,514	-	585,514
Cash at beginning of period	-	-	-
Cash at end of period	$585,514	$-	$585,514
The accompanying notes to financial statements are an integral part of these financial statements.

Supplemental Disclosure of Cash Flows Information

Cash paid during the period for interest $           0  $            0 $             0

Supplemental Disclosure of Noncash Transactions

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company’s Chairman, 960,000 shares to the Company’s President, 120,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On July 1, 2001, the Company purchased assets valued at $85,600 of EZ-Utilities Corp. for 300,000 shares of common stock and the assumption of a $25,000 note payable to the Company’s Chairman. The assets consist of a web-site that serves as a portal for utility and other services. The stock was priced at $.202 per share.

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

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized income in the period that includes the enactment date.

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

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company’s Chairman, 960,000 shares to the Company’s President, 120,000 shares to a third director, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On April 19, 2001, the Company sold 500,000 shares of stock to an unaffiliated corporation for $50,000. The assets consisted of a web site that serves as a sign-up portal for utility and other services. The Company also assumed a $25,000 note payable to the Company's CEO/Chairman.

On July 1, 2001, the Company purchased the assets of EZ Utilities Corp., a Texas corporation, for 300,000 shares of common stock. Neil Leibman, the Company's CEO/Chairman, was President and majority shareholder of EZ-Utilities Corp. The Company intends to sell the portal including the underlying contracts, contracts relating to the continued services and maintenance of the site itself.

On September 1, 2001, the Company issued 40,000 shares of common stock to its President for services rendered at a price of $.202 per share.

On October 1, 2001, the company issued 10,000 shares of common stock to repay three months of interest on a $100,000 note. (See Note 3.)

During the year ending on December 31, 2001, the Company sold 814,500 to unrelated investors.

On September 30, 2001, the Board authorized stock options to the CEO/Chairman and President/Director, to purchase 300,000 shares of common stock each, at $1.50 per share, expiring at December 31, 2005; and stock options to employees, to purchase 5,500 shares of common stock at $1.75 per share, expiring at December 31, 2002. Under APB 25, since the fair market value of the common stock is less than or equal to the strike price, no compensation has been recorded. (See Note 5.)

On December 31, 2001, the Company issued 360,000 shares of common stock to repay the $25,000 note. (See above.)

5. Stock Option Activity
		Average per share
	Shares subject to option	Exercise price	Market price
Option granted Sept. 30, 2001 to officers	600,000	$1.50	$1.50
Option granted Sept. 30, 2001 to other employees	5,500	1.75	1.50
Options exercised	-	-	-
Balance at December 31, 2001	605,500	$1.50	$3.01

6. Income Taxes

At December 31, 2001, the Company has a deferred income tax asset of $157,486, resulting from the net operating loss for the year then ended (which expires in the year 2016) and from the tax deferred billing and data transfer set-up costs of $308,162. These set-up costs will be amortized over five years beginning in 2002 for taxes purposes. The income tax benefit decreased the net loss per share by $.03.

7. Concentration of Credit Risk

During the year ended December 31, 2001, the Company has maintained cash balances which did exceed the Federal Deposit insurance (F.D.I.C.) limit of $100,000.

8. Billing and Data Transfer Set-up Costs

At May 31, 2002, it was determined that $308,162 of costs to set up the billing and data transfer system should be included in administrative expenses rather than capitalized as amortizable intangible assets. Consequently, the total assets were reduced by that amount, and the net loss was increased by the same amount. This reclassification also increased the net loss per share by $.07.

At the same date, the remaining $85,000 of intangible assets were reclassified to EZ-Utilities web site. (See Note 7.)

9. Subsequent Event

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Reference is made to the Company's Form 8-K, filed on November 27, 2001 regarding the engagement of Grassano Accounting. During the prior two years, the Company did not have an independent accountant.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present, we have two executive officers and seven directors. By action of the board of directors, each of our directors is elected and serves for a term of one year or until the next meeting of shareholders and until their respective successors will have been elected and will have qualified. There is no staggered term for directors.

The following table sets forth as the name, age and position held with respect to our directors and executive officers:

Name	Age	Positions	Term
Neil Leibman	41	CEO, Chairman	one year
Marcie Zlotnik	39	President, and Director	one year
Stuart C. Gaylor	40	Director	one year
Dan C. Fogarty	37	Director	one year
Bobby Orr	41	Director	one year
Tom D. O'Leary	43	Director	one year
Brenda Jenkins	48	Director	one year

Mr. Leibman, CEO and Chairman, since March 2001: Mr. Neil Leibman has an undergraduate degree from Emory University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman has been practicing law in Texas. His law firm is specialized in corporate law and business litigation. Mr. Leibman currently sits on the Board of Directors of Sundowner Pools & Landscape, Inc. and EZ Utilities Corp. In addition, he serves as Vice Chairman of the Board of Trustee of The Fay School and on the Development Council of Texas Children's Hospital. Mr. Leibman has not held any position in a reporting public company during the past five years.

Ms. Marcie Zlotnik, President and Director since March 2001: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. From 1994 to 2000, Ms. Zlotnik was President and CEO of TotalNet Communications, Inc., a long distance telephone company in Houston, TX. Prior to her position at TotalNet Communications, Ms. Zlotnik was Chief Operating Officer of Coastal Telephone Company, Houston, TX from 1988 to 1994, which was sold to Broadwing Communication. Ms. Zlotnik has not held a position with any other reporting public company during the past five years.

Stuart C. Gaylor, Director since March 2001: Mr. Gaylor is a 1983 graduate of the University of Texas where he graduated with a Bachelor of Business Administration degree with a major in Accounting and Data Processing. Since 1999, Mr. Gaylor has been President and Chief Financial Officer of Al’s Formal Wear of Houston, Ltd., one of the largest formal wear retail and rental chains in the US. Al’s Formal wear is the parent company of BridesMart, Ascot Tuxedos, Louise Blum, A.B. Graham Formal Clothiers and Ascot Formal Wear. Mr. Gaylor has not held a position with any other reporting public company during the past five years.

Dan C. Fogarty, Director since March 2001: Mr. Fogarty graduated in 1990 with a B.A. in Marketing from St. Edwards University. Mr. Fogarty served as an account supervisor for Banner Radio, Houston, TX until 1993 when he joined Fogarty Klein Monroe, a full service marketing and advertising agency with annual billings of over $250 million, as head of its non-traditional media unit. In 1999, he co-founded and became a director of Worldtalk, L.L.C., a company that provides long distance service to Central America and Spanish speaking Caribbean. Mr. Fogarty has not held a position with any other reporting public company during the past five years.

Bobby Orr, Director since August 2001: Mr. Orr graduated from the University of Texas in 1979. During the past five years, Mr. Orr has been president and control person of Orr Realty Corporation, Houston, Texas, which is engaged in the real estate business in the state of Texas. Currently, Mr. Orr's company develops commercial real estate projects, for resale and also manages its own commercial real estate portfolio of projects. Mr. Orr has not held a position with any other reporting public company during the past five years.

Tom D. O'Leary, Director since January 2002: Mr. O'Leary received in 1981an undergraduate degree of Architecture and a Master of Business Administration degree in 1984, both from the University of Houston.  Since 1991 he has been president of PDS Group and PDS Management Group, LLC, a real estate management company focused on independent oversight for construction and development projects throughout the Southwest.  Mr. O'Leary currently is a member of the board of The Fay School and MUD 89 located in Montgomery, County, Texas. Mr. O'Leary has not held a position with any other reporting public company during the last five years.

Brenda Jenkins, Director since March 1,2002: Ms. Jenkins has been an independent consultant to energy companies since leaving her position as executive director of the Texas Utility Commission, which is a Texas State agency that regulated utilities. Ms. Jenkins has not held a position with any other reporting public company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Filed
Neil Leibman	Forms 3 and 5
Marcie Zlotnik	Forms 3 and 5
Stuart C. Gaylor	none
Dan C. Fogarty	none
Bobby Orr	none
Tom D. O'Leary	none
Brenda Jenkins	none

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position(1)	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Neil Leibman, CEO and Chairman, since 3/2001	2001	20,000	0	28,400(2)	0	0	0	0
Marcie Zlotnik, President and Director since 3/2001	2001	12,950	0	10,000(2)	0	0	0	0
Stuart C. Gaylor, Director since 3/2001	2001	0	0	0	0	0	0	0
Stuart C. Fogarty, Director since 3/2001	2001	0	0	0	0	0	0	0
Bobby Orr, Director since 3/2001	2001	0	0	0	0	0	0	0
Steven Bethke, Director 3/2001 to 10/2001	2001	0	0	1,200(2)	0	0	0	0
Justin L. Rice	2000-1991	0	0	0	0	0	0	0
Gary L. Rice	2000-1991	0	0	0	0	0	0	0
David E.P. Lindh	2000-1991	0	0	0	0	0	0	0
Henry C.B. Lindh	2000-1991	0	0	0	0	0	0	0
Robert McDougal	2000-1991	0	0	0	0	0	0	0
Dale Stringfellow	2000-1991	0	0	0	0	0	0	0
Laura B. Kalbfleisch	2000-1991	0	0	0	0	0	0	0
(1) All our present officers commenced serving in their respective positions in March 2001. Since our discharge from bankruptcy in 1992, we paid no executive compensation, because we lacked the cash flow and financial resources. The Company has no employment agreement with any of its officers and directors.
(2) These restricted shares were issued to Mr. Leibman and Ms.Zlotnik for services to the Company as full-time executive officers and directors. The Company issued 2,840,000 restricted shares at $.01 par value to Mr. Leibman and 1,000,000 restricted shares to Mrs. Zlotnik at $.01 par value. The Company issued 120,000 restricted shares to Mr. Bethke as non-cash compensation for service as director and consulting with the Company in connection with cross-marketing arrangements with retail vendors.

The following table sets forth information regarding the grant of options to our executive officers and directors during the fiscal year ended December 31, 2001.

Name	Individual Grants
	Number of Securities Underlying Options Granted (1)
		Exercise or Base Price Per Share(1)	Expiration Date
Neil Leibman, CEO and Chairman	300,000 Options	$1.50	December 31, 2005
Marcie Zlotnik, President and Director	300,000 Options	$1.50	December 31, 2005

See note 4 to the notes to financial statements with respect to the option grant.

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
(a) Based on 7,377,022 shares of Common Stock outstanding as of March 25, 2002.

(1) Mr. Leibman became the Company’s CEO and director in March 2001. These shares include the restricted shares issued to Boxer Capital, Ltd., an entity controlled by Mr. Leibman and 360,000 restricted shares issued in connection with the conversion of a $25,000 note.

(2) Ms. Zlotnik became the Company’s President and director in March 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had a direct or indirect material interest occurred during the last two fiscal years:

On March 21, 2001, the Company issued 2,840,000 shares of common stock to the Company’s Chairman, Neil Leibman and 960,000 shares to the Company’s President, Marcie Zlotnik. The shares issued to Mr. Leibman and Mrs. Zlotnick were issued as non-cash compensation for services to the Company as full-time executive officers and directors, at a value of $.01 per share. There was no trading market for the shares and the Company believes that the compensation represented the fair value of the shares on the date of issuance. The Company issued 120,000 restricted shares as non-cash compensation to Steven H. Bethke for services as director from March, 2001 and consulting with the Company in connection with cross-marketing arrangements with retail vendors. The shares issued to Mr. Bethke were valued at $.01 per shares, which the Company believes was the fair value of the restricted shares on the date the Company agreed to issue these shares. Mr. Bethke has resigned as director of the Company in October 2001. There was no dispute with the former director on any matter and the resignation was to permit the former director to devote his full time the his own operating telecommunications business.

On May 31, 2001, Mr. Leibman, our CEO and Chairman lent the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. This $100,000 note is the only note owed to Mr. Leibman at present. This note was issued to Mr. Leibman for his loan to fund the company's security deposit required for the application with the Texas Utility Commission. On October 1, 2001, the Company issued 10,000 restricted shares to repay three months of interest on the $100,000 note. On July 1, 2001, the Company purchased assets valued at $85,600, which consisted of software development and contracts with vendors, of EZ Utilities, an entity controlled by Neil Leibman, our CEO and Chairman, for 300,000 restricted shares and the assumption of a $25,000 note payable to our CEO/Chairman. The $25,000 note was converted by Mr. Leibman into 360,000 restricted shares of the Company on December 31, 2001. On September 1, 2001, the Company issued 40,000 restricted shares of common stock to Marcie Zlotnik, the Company's President, for services rendered. On December 31, 2001, Mr. Leibman converted the $25,000 note issued in connection with the purchase of assets of EZ Utilities, Inc. into 360,000 restricted shares at a value of $.07 per share. There was no trading market for the shares and the Company believes that the conversion price of $.07 represented the fair value of the shares on the date of issuance of the restricted shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-12g filed September 3, 1987.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-12g filed September 3, 1987.
10.1	Trammell Crow Residential Services Agreement, Inc. filed herewith.
13(i)	The Registrant's Current Reports on Form 8-K filed on June 21, 2001 and November 27, 2001, which are incorporated by reference.
99.4	Approval Notice from the Texas Utility Commission for Retail Electric Provider dated August 3, 2001, filed herewith.

(B) Reports on Form 8-K

Gexa Corp. filed a Form 8-K on November 27, 2001 reporting a change in accountants, which change took place during the period ended June 30, 2001. The effective date of the Company's change in accountant was June 28, 2001. On June 21, 2001, Gexa Corp. filed a Form 8-K reporting a change in control of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: July 3, 2002