Form 10QSB
period 2002-07-17
GEXA CORP
filed 2002-07-18
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Amended Form 10-QSB

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


                         Commission file number: 0-16179
                                                 -------

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


                                 (713)-961-9399
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 par value 7,377,022 shares outstanding as of March 31, 2002 Transitional Small Business Disclosure Format: Yes __ No X
                                                         -

TABLE OF CONTENTS

                        PART I. FINANCIAL INFORMATION               Page

Item 1. Financial Statements                                          3
Item 2. Management's Plan of Operation                                8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             9
Item 2. Changes in Security                                           9
Item 3. Default Upon Senior Securities                                9
Item 4. Submission of Matters to a Vote of Security Holders           9
Item 5. Other Information                                             9
Item 6. Exhibits and Reports on Form 8-K                              9

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended March 31, 2002.


                          INDEX TO FINANCIAL STATEMENTS
                                                                    Page

Balance Sheets March 31, 2002 and 2001 (Unaudited)                    3

Statement of Operations for the Three Months ended March 31, 2002
and 2001 (Unaudited)                                                  5

Statement of Cash Flow for the Three-Months ended March 31, 2002 and 6 2001 (Unaudited)

Notes to Financial Statements                                         7



                                                       GEXA CORPORATION
                                                         BALANCE SHEET
                                                          (Unaudited)

                                               March 31,                  December 31,
                         ASSETS                  2002                         2001
                                          --------------------      -----------------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents               $          1,140,873      $               585,514
  Accounts receivable                                  324,731                            -
  Employee advances                                      4,000                            -
                                          --------------------      -----------------------
  Total current assets                               1,469,604                      585,514
                                          --------------------      -----------------------

Property and equipment:
  Office equipment                                       8,569                            -
  Computer equipment                                     4,711                        1,550
  Computer software                                      1,572                            -
                                          --------------------      -----------------------
                                                        14,852                        1,550

  Less:  Accumulated depreciation                          312                           78
                                          --------------------      -----------------------
      Net property and equipment                        14,540                        1,472
                                          --------------------      -----------------------

Other assets:
  EZ-Utilities website                                  85,600                       85,600
  Deposit-PUC                                          100,000                      100,000
  Other deposits                                         1,140                            -
  Deferred Income Tax                                  157,486                      157,486
                                          --------------------      -----------------------
  Total other assets                                   344,226                      343,086
                                          --------------------      -----------------------

  Total assets                            $          1,828,370      $               930,072
                                          ====================      =======================





                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $            277,551      $               217,505
  Sales tax payable                                     27,719                            -
  Customer deposits                                     52,720                          350
                                          --------------------      -----------------------
  Total current liabilities                            357,990                      217,855
                                          --------------------      -----------------------

Long term liabilities:
  Notes payable-officer                                100,000                      100,000
  Accrued interest payable                               5,629                        3,518
                                          --------------------      -----------------------
  Total long term liabilities                          105,629                      103,518
                                          --------------------      -----------------------

  Total liabilities                                    463,619                      321,373
                                          --------------------      -----------------------

Stockholders' equity:
  Preferred stock $.05 par value;
   2,500,000 shares authorized;
   248,964 issued and outstanding                       12,449                            -
  Additional paid-in capital-preferred
   stock                                               440,266                            -
  Common stock, $.01 par value;
   75,000,000 shares authorized;
   7,377,022 shares issued and outstanding
   in 2002 and 6,485,422 shares issued and
   outstanding in 2001                                  73,770                       64,854
  Additional paid-in capital-common stock            4,283,348                    3,723,205
  Less:  Stock subscriptions receivable                (32,000)                           -
  Accumulated deficit                               (3,413,082)                  (3,179,360)
                                          --------------------      -----------------------

  Total stockholders' equity                         1,364,751                      608,699
                                          --------------------      -----------------------

  Total liabilities and stockholders'
   equity                                 $          1,828,370      $               930,072
                                          ====================      =======================



                                                          GEXA CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                 For the                   For the
                                                  Three                     Three
                                              Months Ended              Months Ended
                                                March 31,                 March 31,
                                                  2002                      2001
                                          --------------------      -----------------------


Sales                                     $            339,126      $                     -

Cost of sales                                          314,728                            -
                                          --------------------      -----------------------

Gross profit (loss)                                     24,398                            -

General and administrative expense                     260,515                       40,750
                                          --------------------      -----------------------

Income (loss) from operations                         (236,117)                     (40,750)

Interest income                                          4,506                            -

Interest expense                                        (2,111)                           -
                                          --------------------      -----------------------

Net income (loss)                         $           (233,722)     $               (40,750)
                                          ====================      =======================

Basic net income (loss) per share         $               (.03)     $                  (.05)
                                          ====================      =======================

Basic weighted average shares outstanding            7,022,541                      821,489
                                          ====================      =======================

Diluted net income (loss) per share       $               (.03)     $                  (.05)
                                          ====================      =======================

Diluted weighted average shares
 outstanding                                         7,022,541                      821,489
                                          ====================      =======================





                                                             GEXA CORPORATION
                                                         STATEMENT OF CASH FLOWS
                                                               (Unaudited)

                                                 For the                    For the
                                                  Three                      Three
                                               Months Ended               Months Ended
                                                 March 31,                  March 31,
                                                  2002                        2001
                                          --------------------      -----------------------


Cash flows from operating activities:
Net income (loss)                         $           (233,722)     $               (40,750)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
      Depreciation and amortization                        234                            -
      Stock issued to officers, directors
       and consultants for services                     91,750                       40,750
      Stock issued to pay note interest                      -                            -
      Increase in accounts receivable                 (324,731)                           -
      Increase in employee advances                     (4,000)                           -
      Increase in deposits                              (1,140)                           -
      Increase in accounts payable                      60,046                            -
      Sales tax payable                                 27,719                            -
      Increase in customer deposits                     52,370                            -
      Increase in accrued interest payable               2,111                            -
                                          --------------------      -----------------------

Net cash provided by  (used in) operating
 activities                                           (329,363)                           -
                                          --------------------      -----------------------

Cash flows from investing activities:
 Purchase of property and equipment                    (13,302)                           -
                                          --------------------      -----------------------

Net cash provided by (used in) investing
 activities                                            (13,302)                           -
                                          --------------------      -----------------------

Cash flows from financing activities:
  Proceeds from the sale of preferred stock            496,499
  Proceeds from sale of common stock                   571,376                            -
  Payments to stock brokers                           (169,851)                           -
                                          --------------------      -----------------------


Net cash provided by (used in) financing
 activities                                            898,024                            -
                                          --------------------      -----------------------

Increase (decrease) in cash                            555,359                            -

Cash and cash equivalents at beginning of
 period                                                585,514                            -
                                          --------------------      -----------------------

Cash and cash equivalents at end of
 period                                   $          1,140,873      $                     -
                                          ====================      =======================

                 Supplemental Disclosure of Cash Flows Information

Cash paid during the period for interest  $                  -      $                     -
                                          ====================      =======================


                 Supplemental Disclosure of Noncash Transactions

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

During the year ended December 31, 2001, the Company was classified as a development stage enterprise. Since operations commenced in the year 2002, and there were significant revenues; as of March 31, 2002, the Company has ceased to be classified as a development stage enterprise.

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

2. Accounts Receivable

The revenue from the sale of electricity is recognized when the electricity has been used by the residential or commercial customer. Customers are billed for electricity usage in the month following that usage, and so revenue for the month ended March 31, 2002 is accrued as billings generated through April 25, 2002. As of March 31, 2002, Accounts Receivable contains billed revenue and unbilled revenue as follows,

Billed Revenue at March 31, 2002                 $                    85,860

Unbilled Revenue at March 31, 2002                                   238,871
                                                 ---------------------------

Accounts Receivable at March 31, 2002                                324,731
                                                 ---------------------------

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

This Quarterly Report contains disclosure related to our business of reselling electricity which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers were able to elect to purchase electricity from independent resellers, such as Gexa. Our pursuit of this new business opportunity may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in State of Texas in which we seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity, it could have a significant impact on our business operations. Our expectations regarding this new business opportunity may be incorrect because of our limited resources.

Liquidity and Capital Resources

At March 31, 2002, we had current assets of $1,469,604, consisting of cash and cash equivalents. As of March 31, 2002, we had other assets of $344,226 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Other assets also included a database valued at $85,600 and a deferred income tax asset of $157,486.

Our total assets at March 31, 2002 were $1,828,370. At March 31, 2002, we had current liabilities of $357,990, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable and customer deposits. Our long-term liabilities consisted of an interest bearing five year promissory note at 6% issued to our Chairman in the amount of $100,000.

During the three-month period ended March 31, 2002, we had a negative cash flow from operations of $329,363. Our financing activities provided us with $898,024. We received proceeds from the sale of restricted stock in the amount of $1,108,498. These proceeds were offset by commission payments of $94,891.

We may seek to raise additional funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to resell electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person to provide any continued funding.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

Equity securities of the registrant sold by the registrant during the period ended March 31, 2002 that were not registered under the Securities Act.: During the three month period ended March 31, 2002, we issued 248,964 restricted shares of preferred stock that were not registered under the Act. We relied upon
Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of preferree stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder     Date of Issuance    Number Preferred Stock    Consideration
--------------     ----------------    ----------------------    -------------


Private Investors       03-31-02               248,964             $496,500 (1)
-----------------

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

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: March 31, 2002
Houston, Texas