Form 10KSB/A
period 2001-12-31
GEXA CORP
filed 2002-08-19
CIK 821113

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

                         Commission File Number: 0-16179


                                   GEXA CORP.

                 (Name of Small Business Issuer in Its Charter)


          Texas                                          75-0670175
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

24 Greenway Plaza, Ste 1826, Houston, TX                   77046
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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: None

At June 30, 2002, there were 7,373,422 shares of the issuer's common stock issued and outstanding. The Company's shares are subject to quotation on the OTC:BB market. The Issuer is current in its reporting requirements under the Exchange Act. Affiliates of the Issuer own 4,200,000 shares of the Issuer's issued and outstanding common stock.(*) The remaining ______ shares are held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially.

TABLE OF CONTENTS
                                                                           Page
                                     PART I
Item 1. Description of Business.                                             2
Item 2. Description of Property.                                             9
Item 3. Legal Proceedings.                                                   9
Item 4. Submission of Matters to a Vote of Security Holders.                 9

                                     PART II
Item 5. Market for Common Equity and Related Stockholder Matters.            9
Item 6. Management's Discussion and Analysis.                               10
Item 7. Financial Statements.                                               11
Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure.                                           15


                                    PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons.      15
Item 10. Executive Compensation.                                            16
Item 11. Security Ownership of Certain Beneficial Owners and Management.    16
Item 12. Certain Relationships and Related Transactions.                    17
Item 13. Exhibits and Reports on Form 8-K.                                  17

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

During the fiscal year 2001, we generated no revenues from any business operations. During the three month period ended September 30, 2001, we had administrative expenses of $78,910 and therefore had a net loss in the same amount. We had no expenses or income during the same period of the prior year.

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

The Company has entered into marketing agreements with several companies, which already market consumer goods and telecommunication services to one of Gexa's target markets, the apartment dweller. Through these marketing agreements, the tenant has the opportunity to sign up for all of their services, including electricity and telecommunication needs in one phone call or fax. The Company has also reached agreements with a couple of apartment complex owners and is in discussion with others, which will allow Gexa the exclusive right to market new tenants for electric service provided by Gexa. These services allow tenants the ease of having electricity at the time of move-in, a captive audience for Gexa without having to switch customers, and a stipend paid to the complex owner for each new tenant that uses Gexa Energy. There is no known competitor known to the Company that is pursuing this market.

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

Strategic Alliances:

Gexa has established the following strategic alliances:

1. Aquila, Inc. a UtiliCorp United Corp (NYSE:ILA) subsidiary that provides Gexa Energy a credit facility to purchase forward wholesale supply of electricity.
2. TXU: will provide electricity to Gexa as the power generator for residential customers and act as Gexa's Qualified Scheduling Entity.
3. Exolink Corp.: will develop the electronic data interexchange for Gexa as required for certification.
4. Ebuy Express: will market the services of Gexa to all of its apartment complex owner members.
5. Luminor: will provide Gexa and its customers with all of their customized billing needs in addition to providing Gexa with its customer care module.

Electric Retail Market in Texas

The current opportunity for Gexa in the retail electricity business is as follows:

- The potential market in Texas alone is huge and in its infancy. The total residential and small commercial electricity marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring.
- Currently, markets in twelve states are open to retail electric competition. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states.
- In Harris County, Texas alone, there are over 4 million (4,000,000) electric meters associated with residential and small business customers. In Texas there are 5.3 million residential customers.
- The electric retail industry in Texas is in its earliest stage and the market is untapped.
- Gexa has quickly secured several major residential customers in a market that is being overlooked, the individual apartment dweller. Gexa has contracted with several large REIT's, apartment complex owners and purchasing aggregators all of whom have expressed great interest in this area. Gexa believes its marketing partners and commission arrangements with the apartment complex owners will create a large residential customer base.
- With limited resources, Gexa's management team was extremely successful in selling to both commercial and residential customers when the telecommunications industry deregulated. In that industry, they organized a sales force that was instrumental in helping the company grow over 1,000% per year over a three year time period. In 1995, that company was named Houston's fastest growing company. It was also profitable during this period.

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

All retail electric providers must certify with the Electric Reliability Council of Texas ("ERCOT"). ERCOT is continuously performing five major processes to support the retail provider:

     -    Registration

     -    Market Operations

     -    Power Operations

     -    Load Profiling, Date Acquisition and Aggregation

     -    Settlements, Billing and Financial Transfer

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

Exolink will provide Gexa with market interface development; ongoing maintenance and market rule updates associated with the interface to the UDC markets including EPI mapping and other applicable communication protocols. Also, Exolink will provide access to Exolink's Online Transaction Service, which allows Gexa to initiate and receive transactions on-line. Through these services, Gexa will have the advantage of an automated business process, data validation, data routing and online exception management.

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

The Legislation requires the Texas Utility Commission to determine procedures and criteria for designating retail electric providers to serve as providers of last resort in areas of the state in which retail competition is in effect. A provider of last resort is required to offer a standard retail electric service package for each class of customers designated by the Texas Utility Commission at a fixed rate approved by the Texas Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the provider of last resort. The Texas Utility Commission is required to designate the initial providers of last resort by June 1, 2001. In the event that no retail electric provider applies to be the provider of last resort in a given area of the state, the Texas Utility Commission may require a retail electric provider to become the provider of last resort as a condition to receiving or maintaining its retail electric provider certificate. In the event that a retail electric provider fails to serve any or all of its customers, the provider of last resort is required to offer those customers the standard retail service package for that customer class with no interruption of service to the customer. Pursuant to the Legislation, the transmission and distribution utility is not required to serve as the provider of last resort.

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

Newly Formed Company

Gexa Corp. is a newly formed company created for the purpose of providing electricity to residential and business customers under the new deregulation of the electricity market. Since its inception, the primary business has been the formation of the company and the drafting of its business model. The Company has no operations, and with not profit, and future success is, to some degree dependent upon management's ability to expand its operations through implementation of its business plan and model. Management will have broad discretion to allocate the proceeds of this offering toward future acquisitions. The Company is subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, possible inability to implement its business plan, the existence of undisclosed actual or contingent liabilities, and the inability to fund the working capital requirements of its business plan. There can be no assurance that the Company will become profitable, or that it will provide a return on invested capital.

Dependence on Key Personnel

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

State Blue Sky Registration; Potential Limitations on Resale of the Securities

Because the class of common stock registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions on the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted
manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

General Economic Risks

The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in national and local economic conditions may cause substantial reduction in projected revenue, and may adversely affect an investment therein. These conditions and other factors beyond the Company's control include, but are not limited to: (i) regulatory changes; and (ii) changes in operations, pricing and other controls.

Security Risks

Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement industry-standard security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas, which space is provided to us by Mr. Neil Leibman. The office facility consists of approximately 800 square feet of office space. The space made available to us at the offices of Mr. Leibman are sufficient for the foreseeable future, until such time as we shall consummate a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our Common Stock was listed for trading on the OTC Bulletin Board (OTCBB) under the symbol "GEXA" until our common stock was delisted in 1992 following our bankruptcy filing under Chapter XI after which date our common stock was quoted from time to time on the pink sheets under the symbol GEXA. However, we do not believe that there has been any active trading market in the Company's common stock during 1999 and 2000. The Company changed its symbol to GEXC in March 31, 2001. We were also delisted from the OTCBB as a result of our not being a current reporting company under the Exchange Act. Our common stock became again subject to quotation on the OTC:BB market on January 2, 2002.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On February 10, 2001, our shares were subject to a 1 for 25 reverse split, and the table below reflects such information.



                                              High                  Low
                                              ----                  ---
Calendar 2001

Quarter Ended March 31,*                      $0.75                $0.75
Quarter Ended June 30,
                                              $1.45                $0.25
Quarter Ended September 30,
                                              $3.00                $1.10
Year Ended December 31, 2001
                                              $3.00                $1.01

Calendar 2002
Period Ending February 14, 2002               $7.00                $2.75


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



                             Amount of Securities
Date           Title               Sold                 Persons                 Cash or Non Cash Consideration
----           -----         --------------------      ---------                ------------------------------

03/21/01       Common Stock       2,840,000        Neil Leibman, Officer        Non-cash compensation for services provided
                                                      and Director              valued at $.01 per share

03/21/01       Common Stock        960,000         Marcie Zlotnik, Officer      Non-cash compensation for services provided
                                                        and Director            valued at $.01 per share

04/03/01       Common Stock        10,000               Mark Fichter            non-cash consideration for business consulting
                                                                                services provided

04/03/01       Common Stock        30,000               Meryl Roberts           non-cash consideration for business consulting
                                                                                services provided

04/03/01       Common Stock        40,000         Sundowner Holdings, Inc.      non-cash consideration for business consulting
                                                                                services provided

04/20/01       Common Stock        75,000               Jack Kamrath            non-cash consideration for business consulting
                                                                                services provided

                                                         Affordable
04/20/01       Common Stock        500,000           Telecommunications         Private Placement for $0.10 per share or
                                                   Technology Corporation       $50,000(1)

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

08/27/01       Common Stock         8,000           E. Vince Matthews III       Private Placement for $1.25 per share or
                                                                                $10,000(1)

08/27/01       Common Stock         1,500            Robert Sanzoverino         Private Placement for $1.25 per share or
                                                                                $1,875(1)




08/27/01       Common Stock        25,000         Bernhard J. Seringer III      Private Placement for $1.25 per share or
                                                                                $31,250(1)

08/27/01       Common Stock        22,500               John Seringer           Private Placement for $1.25 per share or
                                                                                $28,125(1)

09/01/01       Common Stock        40,000         Marcie Zlotnick, Officer      Non-cash compensation for services provided,
                                                        and Director            valued at $.2 per share

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

09/10/01       Common Stock        10,000                Danie Brent            Private Placement for $1.25 per share or
                                                                                $12,500(1)

09/10/01       Common Stock        24,000               Mike Craddock           Private Placement for $1.25 per share or
                                                                                $30,000(1)

09/10/01       Common Stock         2,500              Richard Goward           Private Placement for $1.25 per share or
                                                                                $3,125(1)

09/10/01       Common Stock        16,000             Grover Family LP          Private Placement for $1.25 per share or
                                                                                $20,000(1)

09/10/01       Common Stock        24,000              John Middleton           Private Placement for $1.25 per share or
                                                                                $30,000(1)

09/10/01       Common Stock        40,000          Michael & Deena Santori      Private Placement for $1.25 per share or
                                                            JTTEN               $50,000(1)

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

10/12/01       Common Stock        40,000                Bob Allison            Private Placement for $1.25 per share or
                                                                                $50,000(1)

10/12/01       Common Stock         8,000               Paul Bessette           Private Placement for $1.25 per share or
                                                                                $10,000(1)

10/12/01       Common Stock         8,000               Mike Cradock            Private Placement for $1.25 per share or
                                                                                $10,000(1)

10/12/01       Common Stock         4,000                Bill French            Private Placement for $1.25 per share or
                                                                                $5,000(1)

10/12/01       Common Stock        10,000             James Krzystofik          Private Placement for $1.25 per share or
                                                                                $12,500(1)

10/12/01       Common Stock        12,000          Marcus & Trina Malinak,      Private Placement for $1.25 per share or
                                                            JTTEN               $15,000(1)

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

12/03/01       Common Stock         8,000              Robert Glosner           Private Placement for $1.25 per share or
                                                                                $10,000(1)

12/03/01       Common Stock         8,000               Dewey Coffman           Private Placement for $1.25 per share or
                                                                                $10,000(1)

12/03/01       Common Stock        16,000               Brian Ellard            Private Placement for $1.25 per share or
                                                                                $20,000(1)

12/03/01       Common Stock        10,000               Robert Batch            Private Placement for $1.25 per share or
                                                                                $12,500(1)

12/03/01       Common Stock         8,000               Robert Carza            Private Placement for $1.25 per share or
                                                                                $10,000(1)

12/03/01       Common Stock        35,000        Holland Business Ventures,     Private Placement for $1.25 per share or
                                                            Inc.                $43,750(1)

12/03/01       Common Stock         7,000             Susan L. Holland          Private Placement for $1.25 per share or
                                                                                $8,750(1)

12/03/01       Common Stock         4,000         Mastermind Alliance, Inc.     Private Placement for $1.25 per share or
                                                                                $5,000(1)

12/03/01       Common Stock        24,000        Douh & Stacey Mullen, JTTEN    Private Placement for $1.25 per share or
                                                                                $30,000(1)

12/03/01       Common Stock        10,000         Shane & Shelly Phillips,      Private Placement for $1.25 per share or
                                                            JTTEN               $12,500(1)

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

12/17/01       Common Stock        120,000            Steven H. Bethke          For services as former director, non
                                                                                cash-compensation

12/19/01       Common Stock         2,000               Adolfo Celis            Non-cash compensation to employee

12/19/01       Common Stock         2,000               Jody Heinhold           Non-cash compensation to employee

12/03/01       Common Stock         2,500               Jamie Bigell            Non-cash compensation to employee

12/03/01       Common Stock        360,000        Neil Leibman, Officer and     Converted a $25,000 note into restricted shares
                                                          Director




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

Results of Operations

During the years ended December 31, 2001 and 2000, we generated no revenues from any business operations. We incurred administrative expenses of $852,830 in fiscal year ended December 31, 2001 compared to no administrative expenses in fiscal year ended December 31, 2000. Our adminitrative expenses in 2001 were principally related to the submission of an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas, which application was approved in August 2001. In fiscal year 2001, we had interest income in the amount of $4,783, which interest income was offset by interest expenses of $6,018. We had a net loss of $696,579 or $(.17) per share in 2001.

Liquidity and Capital Resources

We had no assets and no liabilities in fiscal year 2000.

At December 31, 2001, we had current assets of $585,514 in cash and cash equivalents. We had total other assets of $343,086 consisting of $85,600 in intangible assets, a deferred tax asset of $157,486 and $100,000 deposited in connection with our PUC license application. We had total assets of $930,072 at December 31, 2001.

Our total current liabilities at December 31, 2001 were $221,373, which consisted mainly of accounts payable. We had also a $100,000 long-term note outstanding as of December 31, 2001.

We had negative cash flow from operations of $346,284. Our cash used in investing activities was $1,550 during 2001. We computer equipment valued at $1,550 in 2001. We generated $933,348 from financing activities in 2001 through the issuance. We received $200,000 from the issuance of notes, $902,725 from the issuance of restricted shares and $30,800 from contributions by our officers.

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


                       INDEX TO FINANCIAL STATEMENTS

                                                                         Page
Independent Auditors' Report
                                                                          14
Balance Sheets December 31, 2001 and December 31, 2000
                                                                          15
Statements of Operations
Stockholders' Equity                                                      15
                                                                          15
Statements of Cash Flows
Notes to Financial Statements                                             16


PLACE AUDIT OPINION HERE



                                   GEXA CORP.
                                 Balance Sheets


                ASSETS                  December 31, 2001   December 31, 2000
Current assets:
   Cash and cash equivalents            $        585,514      $             -
                                          --------------     ----------------
       Total current assets                      585,514                    -
                                          --------------     ----------------
Property and equipment:
   Computer equipment                              1,550                    -
    Less: Accumulated depreciation                    78                    -
                                          --------------     ----------------
       Net property and equipment                  1,472                    -
                                          --------------     ----------------

Other assets:
   EZ-Utilities website                           85,600                    -
   Deposit-PUC                                   100,000                    -
                                          --------------     ----------------
   Deferred Income Taxes                         157,486
                                          --------------     ----------------
       Total other assets                        343,086                    -
                                          --------------     ----------------

     Total Assets
                                         $       930,072     $              -
                                          ==============     ================


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                      $       217,505     $              -

   Customer deposits                                 350                    -
   Accrued interest payable                        3,518                    -
                                          --------------     ----------------
       Total current liabilities                 221,373                    -
                                          --------------     ----------------

Long-term liabilities
   Notes payable-officer                         100,000                    -
                                          --------------     ----------------
       Total liabilities                         321,373                    -
                                          --------------     ----------------

Stockholders' equity (deficit):
 Preferred stock, $.05 par value;
  2,500,000 shares authorized; 944,495
  shares issued and outstanding in 2000                -               47,225
 Common stock, $.01 par value;
  75,000,000 shares authorized;
  6,485,422 shares issued and outstanding
  in 2001 and 8,504,425 shares issued
  and outstanding in 2000                         64,854               85,044
 Additional paid-in capital                    4,058,205            2,685,512
 Deficit accumulated during development
  stage                                         (696,579)          (2,817,781)
 Accumulated deficit from prior operations    (2,817,781)          (2,817,781)
                                          --------------     ----------------
   Total stockholders' equity                    608,699                    -
                                          --------------     ----------------
    Total Stockholders' Equity and
     Liabilities                          $      930,072     $              -
                                          ==============     ================

The accompanying notes to financial statements are an integral part of these financial statements.




                                   GEXA CORP.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                     January 1,
                                                                           2001
                                               Year Ended           (Inception)
                                               December 31,              to
                                                                    December 31,
                                            2001        2000          2001
Revenues                               $         -   $       -   $          -
Operating expenses
   Administrative                          852,830           -        852,830

Income (loss) from operations            (852,830)           -       (852,830)

Other income (expense)
   Interest income                           4,783           -          4,783
   Interest expense                        (6,018)           -         (6,018)

Income before taxes                      (854,065)                   (854,065)
   Income tax benefit                      157,486                    157,486
                                        -----------   ---------   -----------

Net income (loss)                      $ (696,579)   $       -   $   (696,579)
                                        ===========   =========   ===========
                                       $     (.17)   $       -   $       (.17)
                                        ===========   =========   ===========

Basic net income (loss) per share

Basic weighted average common shares
 outstanding                              4,209,177     348,142     4,209,177
                                        ===========   =========   ===========

Diluted net income (loss) per share    $       (.17) $        -  $       (.17)
                                        ===========   =========   ===========

Diluted weighted average common shares
 outstanding                              4,209,177     385,922     4,209,177
                                        ===========   =========   ===========

The accompanying notes to financial statements are an integral part of these financial statements.






                                   GEXA CORP.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 1999




                                                                                             Deficit
                                    Preferred             Common                    Addi-    Accumulated   Accumulated
                                    Stock                 Stock                     tional   During        Deficit
                                    Number                Number                    Paid-in  Development   Prior
                                    of Shares    Amount   of Shares     Amount      Capital  Stage         Operations        Total
                                    ---------    ------   ---------     ------      -------  -----------   -----------      -------

Balance, Dec. 31, 1999 (unaudited)    944,495  $ 47,225   8,504,425  $  85,044  $ 2,685,512   $        -  $ (2,817,781)  $        -
Net income (loss)                                                                                                    -            -
                                    ---------   -------   ---------   --------    ---------    ---------    ----------    ---------
Balance, Dec. 31, 2000                944,495    47,225   8,504,425     85,044    2,685,512                 (2,817,781)           -


Converted preferred stock into
common stock                        (944,495)  (47,225)     944,495      9,445       37,780                          -            -

1 to 25 reverse stock split                              (9,062,998)   (90,630)      90,630                          -            -

Issued common stock for services                          4,115,000     41,150        7,680                                  48,830

Issued common stock to EZ
 Utilities assets                                           300,000      3,000       57,600                                  60,600

Issued common stock for note
 interest                                                    10,000        100        2,400                                   2,500

Investors purchased common stock                          1,314,500     13,145      889,580                                 902,725

Contributions by officers                                                            30,800                                  30,800

Issued common stock to repay
 officer loan                                               360,000      3,600      356,400                                 360,000

Broker's commissions and other                                                     (100,177)                               (100,177)

Net income (loss)                                                                               (696,579)            -     (696,579)
                                    ---------   -------   ---------    -------    ---------    ---------    ----------    ---------
Balance, Dec. 31, 2000                      -  $      -   6,485,422   $ 64,854  $ 4,058,205     (696,579) $(2,817,781)   $  608,699
                                    =========   =======   =========    =======    =========    =========    ==========    =========

The accompanying notes to financial statements are an integral part of these financial statements.





                                   GEXA CORP.
                        (A Development Stage Enterprise)
                             Statements of Cash Flow

                                                                                             January 1,
                                                                                                   2001
                                                                         Year Ended         (Inception)
                                                                         December 31,                to
                                                                                           December 31,
                                                                      2001        2000             2001
Cash Flow from Operating activities:
Net cash provided (used in) operating activities
Net income (loss)                                              $   (696,579) $         - $    (696,579)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities
   Depreciation                                                           78           -             78
   Stock issued to officers, directors and
    consultants for services                                         383,830           -        383,830
   Stock issued to pay note interest                                   2,500           -          2,500
   Increase in deposits                                            (100,000)           -      (100,000)
   Increase in deferred income taxes                               (157,486)                  (157,486)
   Increase in accounts payable                                      217,505           -        217,505
   Increase in customer deposits                                         350           -            350
   Increase in accrued interest payable                                3,518           -          3,518
                                                                ------------  ----------    -----------

Net cash provided by (used in) operating activities                (346,284)           -      (346,284)
                                                                ------------  ----------    -----------

Cash flows from investing activities:
   Purchase of computer equipment                                    (1,550)           -        (1,550)
                                                                ------------- ----------    -----------
Net cash provided by (used in) investing activities                  (1,550)           -        (1,550)
                                                                ============= ==========    ===========

Cash flows from financing activities:
   Proceeds from notes payable                                       200,000           -        200,000
   Proceeds from sale of common stock                                902,725           -        902,725
   Additional contributions by officers                               30,800           -         30,800
   Payment on note payable                                         (100,000)           -      (100,000)
   Payments to corporation consultants                              (33,500)           -       (33,500)
   Payments to stock brokers                                        (60,510)           -       (60,510)
   Payments for stock offering expenses                              (6,167)           -        (6,167)
                                                                ------------  ----------    -----------
Net cash provided by (used in) financing activities                  933,348           -        933,348
                                                                ============  ==========    ===========

Increase (decrease) in cash                                          585,514           -        585,514
Cash at beginning of period                                                -           -              -
Cash at end of period                                          $     585,514 $         - $      585,514
                                                                ============  ==========    ===========

The accompanying notes to financial statements are an integral part of these financial statements.


Supplemental Disclosure of Cash Flows Information

Cash paid during the period for interest $       0  $         0 $         0
                                          ---------  ----------  ----------

Supplemental Disclosure of Noncash Transactions

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company's Chairman, 960,000 shares to the Company's President, 120,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On July 1, 2001, the Company purchased assets valued at $85,600, which consisted of software development and contracts with vendors, of EZ Utilities for 300,000 shares of common stock and the assumption of a $25,000 note payable to the Company's Chairman. The stock was priced at $.202 per share.

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

1. Organization:

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

Depreciation is computed using the modified accelerated cost recovery system over the estimated useful lives of the assets, which is three years for computer equipment. Although, this method is not a generally accepted accounting principle, the difference between it and any other acceptable method is immaterial to the current financial statements.

Long-Lived Assets:

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent accounting pronouncements:

In the periods reported, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement had no impact on the Company's financial statements as the Company's financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

3. Notes Payable

On May 31, 2001, the Chairman of the Company lent the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. On June 30, 2001, an unrelated individual advanced the Company $100,000 and received 10,000 shares of common stock as interest when the note was repaid on October 1, 2001.

On July 1, 2001, the Company assumed a five-year 6%, $25,000 note payable to the Chairman. On December 31, 2001, the Company repaid this note and the accrued interest by issuing 360,000 shares of common stock to the Chairman.

4. Stock Transactions

On February 10, 2001, the 944,495 shares of convertible preferred stock were converted into 944,495 shares of common stock. On the same day, the board of directors voted to execute a 1 to 25 reverse stock split.

On March 21, 2001, the board authorized the issuance of 2,840,000 shares of common stock to the Company's Chairman, 960,000 shares to the Company's President, 120,000 shares to three directors, and 155,000 shares to consultants for services rendered at a price of $.01 per share.

On April 19, 2001, the Company sold 500,000 shares of stock to an unaffiliated corporation for $50,000.

On July 1, 2001, the Company purchased the assets of EZ Utilities Corp., a Texas corporation, for 300,000 shares of common stock. The assets consist of a web site that serves as a sign-up portal for utility and other services. The Company also assumed a $25,000 note payable to the Company's Chairman. The Company's Chairman of the Board was EZ Utilities Corp.'s President and majority stockholder. The Company intends to sell the portal including the underlying contracts, contracts relating to the continued service and maintenance of the site itself.

On September 1, 2001, the Company issued 40,000 shares of common stock to its President for services rendered at a price of $.202 per share.

On October 1, 2001, the company issued 10,000 shares of common stock to repay three months of interest on a $100,000 note. (See Note 3.)

During the year ending on December 31, 2001, the Company sold 814,500 shares of common stock to unrelated investors.

On September 30, 2001, the Board authorized stock options to the Chairman and President, to purchase 600,000 shares of common stock at $1.50 per share, expiring at December 31, 2005; and stock options to employees, to purchase 5,500 shares of common stock at $1.75 per share, expiring at December 31, 2002. Under APB 25, since the fair market value of the common stock is less than the strike price, no compensation has been recorded. ( See Note 5.)

On December 31, 2001, the Company issued 360,000 shares of common stock to repay the $25,000 note. (See above.) The common stock was valued at $1.00 per share.

As of December 31, 2001, 1,301,872 warrants have been issued to promoters and shareholders permitting the purchase of shares of common stock at $1.75 per share. These warrants expire on August 31, 2002.



5. Stock Option Activity
                                                             Average Per Share
                                              Shares        ------------------
                                            Subject to      Exercise     Market
                                              Option         Price       Price
                                            ----------      --------     -----
Options granted Sept. 30, 2001 to officers    600,000        $ 1.50      $1.50

Options granted Sept. 30, 2001 to
 other employees                                5,500         $1.75      $1.50

Options Exercised                                   -             -          -

Balance at December 31, 2001                  605,500         $1.50      $3.01




6. Income Taxes

At December 31, 2001, the Company has a deferred income tax asset of $157,486, resulting from the net operating loss for the year then ended (which expires in the year 2016) and from the tax deferred billing and data transfer set-up costs of $308,162. These set-up costs will be amortized over five years beginning in 2002 for tax purposes. The income tax benefit decreased the net loss per share by $.03.

7. Concentration of Credit Risk

During the year ended December 31, 2001, the Company has maintained cash balances which did exceed the Federal Deposit insurance (F.D.I.C.) limit of $100,000.

8. Billing and Data Transfer Set-up Costs

At May 31, 2002, it was determined that $308,162 of the costs to set up the billing and data transfer system should be included in administrative expenses rather than capitalized as amortizable intangible assets. Consequently, the total assets were reduced by that amount, and the net loss was increased by the same amount. This reclassification also increased the net loss per share by $.07.

At the same date, the remaining $85,600 of intangible assets were reclassified to EZ-Utilities web site.

9. Issuance of Common Stock to Repay Officer's Note

The December 31, 2001 settlement of the officer's $25,000 note with 360,000 shares of common stock was originally valued at $25,000. On August 15, 2002, the Company determined that the fair market value of the stock should have been recorded at $360,000. This increased the additional paid-in capital by $335,000 and increased the net loss by $335,000.

10. Subsequent Event

As of January 1, 2002, the Company entered into an agreement with an unrelated corporation who will provide a credit facility. The corporation will receive a graduated credit fee beginning at the rate of 0.50% for the first $2,500,000 of electricity purchases. The corporation also received 300,000 stock options exercisable at $0.05 per share beginning on December 31, 2004. The corporation's stock options represent a 5% anti-dilution equity ownership through December 31, 2004.



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

The following table sets forth as the name, age and position held with respect to our directors and executive officer:


Name                        Age            Positions                   Term
----                        ---            ---------                   ----
Neil Leibman                 41           CEO, Chairman               one year
Marcie Zlotnik               39      President, and Director          one year
Stuart C. Gaylor             40             Director                  one year
Dan C. Fogarty               37             Director                  one year
Bobby Orr                    41             Director                  one year
Tom D. O'Leavy               43             Director                  one year

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

Stuart C. Gaylor: Mr. Gaylor is a 1983 graduate of the University of Texas where he graduated with a Bachelor of Business Administration degree with a major in Accounting and Data Processing. Mr. Gaylor is President and Chief Financial Officer of Al's Formal Wear of Houston, Ltd., one of the country's largest formal wear retail and rental chains. Al's Formal wear is the parent company of BridesMart, Ascot Tuxedos, Louise Blum, A.B. Graham Formal Clothiers and Ascot Formal Wear.

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

Tom D. O'Leary: Mr. O'Leary received an undergraduate degree in 1981 of Architecture and a Master of Business Administration degree in 1984, both from the University of Houston. Since 1991 he has been president of PDS Group and PDS Management Group, LLC, a real estate project management company focused on independent oversight for construction and development projects throughout the Southwest. Mr. O'Leary currently sits on the Board of The Fay School and MUD 89 located in Montgomery County.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director                                  Forms Filed
------------------------                                 -------------
Neil Leibman                                           Forms 3, 4 and 5
Marcie Zlotnik                                         Forms 3, 4 and 5




ITEM 10. EXECUTIVE COMPENSATION

                                                                                      Long Term Compensation
                                                                             ----------------------------------------
                                                 Annual Compensation                    Awards                Payouts
                                           --------------------------------  ------------------------------   -------
                                                                                                Securities
                                                               Other Annual  Restricted Stock   Underlying     LTIP      All other
Name and Principal Position(1)      Year   Salary    Bonus     Compensation       Award         Options/SAR   Payouts   compensation
                                   ------  ------   -------    ------------  ----------------   -----------   -------   ------------
                                            ($)       ($)          ($)             ($)             (#)          ($)         ($)

Neil Leibman, CEO, Director,        2001   20,000      0       2,840,000(1)         0               0            0           0
Since 3-2001

Marcie Zlotnik, President,          2001   12,950      0       1,000,000(2)         0               0            0           0
Director since 3-2001

Stuart C. Gaylor, Director since    2001     0         0            0               0               0            0           0
3-2001

Stuart C. Fogarty, Director since   2001     0         0            0               0               0            0           0
3-2001

Bobby Orr, Director since 3-2001    2001     0         0            0               0               0            0           0

Justin L. Rice                   2000-1991   0         0            0               0               0            0           0

Gary L. Rice                     2000-1991   0         0            0               0               0            0           0

David E.P. Lindh                 2000-1991   0         0            0               0               0            0           0

Henry C.B. Lindh                 2000-1991   0         0            0               0               0            0           0

Robert McDougal                  2000-1991   0         0            0               0               0            0           0

Dale Stringfellow                2000-1991   0         0            0               0               0            0           0

Laura B. Kalbfleisch             2000-1991   0         0            0               0               0            0           0




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



Name and Address of                      Amount and Nature of   Percent of Class
Beneficial Owner                         Beneficial Ownership    Outstanding(a)
-------------------                      --------------------   ----------------
Neil Leibman, CEO, 24 Greenway,
 Suite 1826, Houston, TX 77046(1)            3,500,000             47.94%

Marcie Zlotnik, President, 24 Greenway,
 Suite 1826, Houston, TX 77046               1,000,000             13.70%

All Officers and Directors
 as a Group (one person)                     4,500,000             61.64%

(a) Based on 7,300,000 shares of Common Stock outstanding as of March 25, 2002.
(1) Mr. Leibman became the Company's CEO and director in March 2001. These shares include the restricted shares issued to Boxer Capital, Ltd., an entity controlled by Mr. Leibman and 360,000 restricted shares issued after conversion of a $25,000 note.
(2) Ms. Zlotnik became the Company's President and director in March 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had a direct or indirect material interest occurred during the last two fiscal years:

On March 21, 2001, the Company issued 2,840,000 shares of common stock to the Company's Chairman, Neil Leibman and 960,000 shares to the Company's President, Marcie Zlotnik. The Company issued issued 120,000 restricted shares to former directors of the Company.

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

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: August 16, 2002