Form 10QSB/A
period 2002-03-31
GEXA CORP
filed 2002-08-19
CIK 821113

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

Common Stock, $.01 par value 7,373,422 shares outstanding as of June 30, 2002

Transitional Small Business Disclosure Format: Yes __ No X
                                                         -

TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION                    Page

Item 1. Financial Statements                                              2
Item 2. Management's Plan of Operation                                    6

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 7
Item 2. Changes in Security                                               7
Item 3. Default Upon Senior Securities                                    8
Item 4. Submission of Matters to a Vote of Security Holders               8
Item 5. Other Information                                                 8
Item 6. Exhibits and Reports on Form 8-K                                  8


                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the three month periods ended March 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets March 31, 2002 and 2001 (Unaudited)                        2

Statement of Operations for the Three Months ended                        3
 March 31, 2002  and 2001 (Unaudited)

Statement of Cash Flow for the Three-Months ended                         4
 March 31, 2002 and 2001 (Unaudited)

Notes to Financial Statements                                             5



                                GEXA CORPORATION
                            CONDENSED BALANCE SHEETS


                                                March 31,     December 31,
                        ASSETS                   2002            2001
                                              ------------  ---------------
                                              (Unaudited)
Current assets:
     Cash and cash equivalents                $ 1,140,873    $   585,514
     Accounts receivable                          324,731              -
     Employee advances                              4,000              -
                                                ----------     ----------
      Total current assets                      1,469,604        585,514
                                                ----------     ----------

Property and equipment:
     Office equipment                               8,569              -
     Computer equipment                             4,711          1,550
     Computer software                              1,572              -
                                                ----------     ----------
                                                   14,852          1,550

   Less:  Accumulated depreciation                    312             78
                                                ----------     ----------
      Net property and equipment                   14,540          1,472
                                                ----------     ----------

Other assets:
     EZ-Utilities website                          85,600         85,600
     Deposit-PUC                                  100,000        100,000
     Deferred Financing Costs,
      net of amortization                         275,000              -
     Other deposits                                 1,140              -
     Deferred Income Tax                          157,486        157,486
                                                ----------     ----------
      Total other assets                          619,226        343,086
                                                ----------     ----------

      Total assets                            $ 2,103,370    $   930,072
                                                ==========     ==========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $   277,551    $   217,505
     Sales tax payable                             27,719              -
     Customer deposits                             52,720            350
                                                ----------     ----------
      Total current liabilities                   357,990        217,855
                                                ----------     ----------

Long-term liabilities:
     Notes payable-officer                        100,000        100,000
     Accrued interest payable                       5,629          3,518
                                                ----------     ----------
      Total long-term liabilities                 105,629        103,518
                                                ----------     ----------

      Total liabilities                           463,619        321,373
                                                ----------     ----------

Stockholders' equity:
     Preferred stock $.05 par value;
      2,500,000 shares authorized;
      248,964 issued and outstanding               12,449              -
     Additional paid-in capital-preferred stock   440,266              -
     Common stock, $.01 par value;
      75,000,000 shares authorized;
      7,377,022 shares issued and
      outstanding in 2002 and
      6,485,422 shares issued and
      outstanding in 2001                          73,770         64,854
     Additional paid-in capital-common stock    5,105,848      4,058,205
     Less:  Stock subscriptions receivable       (32,000)              -
     Accumulated deficit                      (3,960,582)    (3,514,360)
                                              ------------   ------------

      Total stockholders' equity                1,639,751        608,699
                                               -----------    -----------

      Total liabilities and
       stockholders' equity                  $  2,103,370    $   930,072
                                               ===========    ===========

            See accompanying notes to condensed financial statements





                                GEXA CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the          For the
                                                     Three            Three
                                                 Months Ended     Months Ended
                                                   March 31,        March 31,
                                                     2002             2001
                                                  -------------   ------------


Sales                                          $       339,126  $           -

Cost of sales                                          314,728              -
                                                  -------------   ------------

Gross profit                                            24,398              -

General and administrative expense                     473,015         40,750
                                                  -------------   ------------

Loss from operations                                  (448,617)       (40,750)

Interest income                                          4,506              -

Interest expense                                        (2,111)             -
                                                  -------------   ------------

Net loss                                       $      (446,222) $     (40,750)
                                                  =============   ============

Basic net loss per share                       $          (.06) $        (.05)
                                                  =============   ============

Basic weighted average shares outstanding            7,020,950        821,489
                                                  =============   ============

Diluted net loss per share                     $          (.06) $        (.05)
                                                  =============   ============

Diluted weighted average shares outstanding          7,020,950        821,489
                                                  =============   ============

            See accompanying notes to condensed financial statements






                                GEXA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the        For the
                                                      Three          Three
                                                  Months Ended    Months Ended
                                                    March 31,      March 31,
                                                      2002            2001
                                                 -------------   -------------


Cash flows from operating activities:
Net income (loss)                               $   (446,222)   $    (40,750)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
      Depreciation and amortization                    25,234               -
      Stock issued to officers, directors
       and consultants for services                   279,250          40,750
      Stock issued to pay note interest                     -               -
      Increase in accounts receivable               (324,731)               -
      Increase in employee advances                   (4,000)               -
      Increase in deposits                            (1,140)               -
      Increase in accounts payable                     60,046               -
      Sales tax payable                                27,719               -
      Increase in customer deposits                    52,370               -
      Increase in accrued interest payable              2,111               -
                                                 -------------   -------------

Net cash used in operating activities                (329,363)              -
                                                 -------------   -------------

Cash flows from investing activities:
      Purchase of property and equipment              (13,302)              -
                                                 -------------   -------------

Net cash used in investing activities                 (13,302)              -
                                                 -------------   -------------

Cash flows from financing activities:
      Proceeds from the sale of preferred stock        496,499
      Proceeds from sale of common stock               571,376              -
      Payments to stock brokers                      (169,851)              -
                                                 -------------   -------------

Net cash provided by financing activities              898,024              -
                                                  ------------   -------------

Net change in cash                                     555,359              -

Cash and cash equivalents at beginning of period       585,514              -
                                                  ------------   -------------

Cash and cash equivalents at end of period       $   1,140,873 $            -
                                                  ============   =============

                Supplemental Disclosure of Cash Flows Information

Cash paid during the period for interest         $          -  $            -
                                                  ============   =============




                 Supplemental Disclosure of Noncash Transactions

During the three months ended March 31, 2002, the Board authorized the issuance of 86,000 shares of common stock to consultants for services valued at $88,750 and 3,000 shares of common stock to an employee for services valued at $3,000.

During the three months ended March 31, 2002, the Company issued common stock options warrants to its primary creditor as part of the Company's financing agreement. The options for 300,000 shares are valued at $300,000 and will be amortized at $8,333 per month over the three year term of the financing agreement. See Note 3.

During the same period, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but did not pay for them, resulting in stock subscriptions receivable of $32,000.

            See accompanying notes to condensed financial statements

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2002

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

During the year ended December 31, 2001, the Company was classified as a development stage enterprise. Since operations commenced in the year 2002, and there were significant revenues; as of March 31, 2002, the Company has ceased to be classified as a development stage enterprise.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



Billed Revenue at March 31, 2002             $                    85,860
Unbilled Revenue at March 31, 2002                               238,871
                                                  -----------------------

Accounts Receivable at March 31, 2002                            324,731
                                                  -----------------------



3. Equity Transactions

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

On February 11th, 2002 the Company sold 300,000 shares to a Board member in exchange for $112,500 and a marketing agreement valued at 187,500.00.

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

Liquidity and Capital Resources

At March 31, 2002, we had current assets of $1,469,604, consisting of cash and cash equivalents. As of March 31, 2002, we had other assets of $619,226 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Other assets also included a data base valued at $85,600, a deferred income tax asset of $157,486, and $275,000, net of amortization, in common stock options issued to our guarantor as part of our three year financing agreement.

Our total assets at March 31, 2002 were $2,103,370. At March 31, 2002, we had current liabilities of $357,990, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable and customer deposits. TDSP charges are the pass through costs charged by Reliant and TXU to all deregulated electricity companies in the areas in which the Company operates for metering services and maintenance of the electricity grid. Our long-term liabilities consisted of an interest bearing five year promissory note at 6% issued to our Chairman in the amount of $100,000.

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


Name of Holder       Date of Issuance   Number Preferred Stock   Consideration
--------------       ----------------   ----------------------   -------------

Private Investors        03-31-02               248,964          $496,499 (1)
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