Form 10QSB
period 2002-06-30
GEXA CORP
filed 2002-08-19
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark one)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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
                                                         -

TABLE OF CONTENTS

                           PART I. FINANCIAL INFORMATION        Page

Item 1. Financial Statements                                     2
Item 2. Management's Plan of Operation                           8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                        10
Item 2. Changes in Security                                      10
Item 3. Default Upon Senior Securities                           11
Item 4. Submission of Matters to a Vote of Security Holders      11
Item 5. Other Information                                        11
Item 6. Exhibits and Reports on Form 8-K                         11


                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements
Set forth below are the financial statements for the Company for the three month and six month periods ended June 30, 2002 and 2001.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             Page
  Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001                                               2

  Statement of Operations for the Three Months ended June 30, 2002  and 2001 (Unaudited)                       3

  Statement of Operations for the Six Months ended June 30, 2002 and 2001 (Unaudited)                          4

  Statement of Cash Flow for the Six Months ended June 30, 2002 and 2001 (Unaudited)                           5

  Notes to Financial Statements                                                                                6




                                                      GEXA CORP.
                                               CONDENSED BALANCE SHEETS


                                                                                   June 30,             December 31,
                                    ASSETS                                           2002                   2001
                                                                               -----------------     -------------------
                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                              $         1,449,506   $             585,514
     Accounts receivable, net                                                         2,099,012                       -
     Employee advances                                                                    6,458                       -
                                                                               -----------------     -------------------
       Total current assets                                                           3,554,976                 585,514
                                                                               -----------------     -------------------

Property and equipment:
     Office equipment                                                                    70,021                       -
     Computer equipment                                                                  19,354                   1,550
     Computer software                                                                    7,438                       -
                                                                               -----------------     -------------------
                                                                                         96,813                   1,550

   Less:  Accumulated depreciation                                                        3,751                      78
                                                                               -----------------     -------------------
     Net property and equipment                                                          93,062                   1,472
                                                                               -----------------     -------------------

Other assets:
     Prepaids                                                                             4,691                       -
     EZ-Utilities website                                                                85,600                  85,600
     Deposit-PUC                                                                        100,000                 100,000
     Deferred financing costs, net of amortization                                      250,000                       -
     Other deposits                                                                      14,268                       -
     Deferred Income Tax                                                                123,924                 157,486
                                                                               -----------------     -------------------
     Total other assets                                                                 578,483                 343,086
                                                                               -----------------     -------------------

     Total assets                                                           $         4,226,521   $             930,072
                                                                               =================     ===================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $         1,180,313   $             217,505
     Sales tax payable                                                                  239,683                       -
     Customer deposits                                                                  144,371                     350
                                                                               -----------------     -------------------
     Total current liabilities                                                        1,564,367                 217,855
                                                                               -----------------     -------------------

Long-term liabilities:
     Notes payable-officer                                                              100,000                 100,000
     Accrued interest payable                                                             7,740                   3,518
                                                                               -----------------     -------------------
     Total long-term liabilities                                                        107,740                 103,518
                                                                               -----------------     -------------------

     Total liabilities                                                                1,672,107                 321,373
                                                                               -----------------     -------------------

Stockholders' equity:
     Preferred stock $.05 par value; 2,500,000 shares authorized;
          508,214 issued and outstanding                                                 25,412                       -
     Additional paid-in capital-preferred stock                                         899,259                       -
     Common stock, $.01 par value; 75,000,000 shares authorized;
          7,373,422 shares issued and outstanding in 2002 and
         6,485,422 shares issued and outstanding in 2001                                 73,734                  64,854
     Additional paid-in capital-common stock                                          5,100,882               4,058,205
     Treasury Stock, Common Stock, $.01 par value; 60,000 shares                       (60,000)                       -
     Less:  Stock subscriptions receivable                                             (22,561)                       -
     Accumulated deficit                                                            (3,462,312)             (3,514,360)
                                                                               -----------------     -------------------

     Total stockholders' equity                                                       2,554,414                 608,699
                                                                               -----------------     -------------------

     Total liabilities and stockholders' equity                             $         4,226,521   $             930,072
                                                                               =================     ===================

See accompanying notes to condensed financial statements.




                                                    GEXA CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                                 For the               For the
                                                                  Three                 Three
                                                               Months Ended          Months Ended
                                                                 June 30,              June 30,
                                                                   2002                  2001
                                                             -----------------     -----------------


Sales                                                     $         2,669,499   $                 -

Cost of sales                                                       1,777,386                     -
                                                             -----------------     -----------------

Gross profit                                                          892,113                     -

General and administrative expenses                                   362,383                14,421
                                                             -----------------     -----------------

Income (loss) from operations                                         529,730              (14,421)

Interest income                                                         4,735                     -

Interest expense                                                      (2,187)                     -
                                                             -----------------     -----------------

Net income (loss) before taxes                                        532,278              (14,421)
                                                             -----------------     -----------------
                                                             -----------------     -----------------

Income tax expense                                                     33,562                     -
                                                             -----------------     -----------------
                                                             -----------------     -----------------

Net income (loss)                                         $           498,716   $          (14,421)
                                                             =================     =================

Basic net income (loss) per share                         $               .07   $             (.00)
                                                             =================     =================

Basic weighted average shares outstanding                           7,373,422             4,856,526
                                                             =================     =================

Diluted net income (loss) per share                       $               .07   $             (.00)
                                                             =================     =================

Diluted weighted average shares outstanding                         7,673,422             4,856,526
                                                             =================     =================

See accompanying notes to condensed financial statements




                                                    GEXA CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                                 For the               For the
                                                                   Six                   Six
                                                               Months Ended          Months Ended
                                                                 June 30,              June 30,
                                                                   2002                  2001
                                                             -----------------     -----------------


Sales                                                     $         3,008,625   $                 -

Cost of sales                                                       2,092,114                     -
                                                             -----------------     -----------------

Gross profit (loss)                                                   916,511                     -

General and administrative expense                                    835,398                55,171
                                                             -----------------     -----------------

Income (loss) from operations                                          81,113              (55,171)

Interest income                                                         9,241                     -

Interest expense                                                      (4,298)                     -
                                                             -----------------     -----------------

Net income (loss) before taxes                            $            86,056   $          (55,171)
                                                             -----------------     -----------------

Income tax expense                                                     33,562
                                                             -----------------     -----------------

Net income (loss)                                                      52,494              (55,171)
                                                             =================     =================

Basic net income (loss) per share                         $               .01   $             (.02)
                                                             =================     =================

Basic weighted average shares outstanding                           7,199,231             2,850,154
                                                             =================     =================

Diluted net income (loss) per share                       $               .01   $             (.02)
                                                             =================     =================

Diluted weighted average shares outstanding                         7,499,231             2,850,154
                                                             =================     =================

See accompanying notes to condensed financial statements.




                                                   GEXA CORPORATION
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                               For the               For the
                                                                 Six                   Six
                                                             Months Ended          Months Ended
                                                               June 30,              June 30,
                                                                 2002                  2001
                                                           -----------------     -----------------


Cash flows from operating activities:
Net income (loss)                                       $            52,494   $          (55,171)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities
     Depreciation and amortization                                   53,673                     -
     Deferred income taxes                                           33,562
     Stock issued to officers, directors
      and consultants for services                                  279,250                40,750
     Stock issued to pay note interest                                    -                     -
     Increase in accounts receivable                            (2,099,012)                     -
     Increase in employee advances                                  (6,458)                     -
     Increase in deposits                                          (14,268)                     -
     Increase in prepaids                                           (4,691)
     Increase in accounts payable                                   962,808                     -
     Sales tax payable                                              239,683                     -
     Increase in customer deposits                                  144,021                     -
     Increase in accrued interest payable                             4,222                     -
                                                           -----------------     -----------------

Net cash used in operating activities                             (354,716)              (14,421)
                                                           -----------------     -----------------

Cash flows from investing activities:
     Purchase of property and equipment                            (95,263)                     -
                                                           -----------------     -----------------

Net cash used in investing activities                              (95,263)                     -
                                                           -----------------     -----------------

Cash flows from financing activities:
     Proceeds from the sale of preferred stock                    1,013,501                     -
     Proceeds from notes payable                                          -               200,000
     Proceeds from sale of common stock                             599,425                50,000
     Payments to corporate consultants                                    -              (33,500)
     Increase in treasury stock                                    (60,000)                     -
     Increase in stock subscriptions receivable                    (22,561)                     -
     Payments to stock brokers                                    (216,394)                     -
                                                           -----------------     -----------------

Net cash provided by financing activities                         1,313,971               216,500
                                                           -----------------     -----------------

Net change in cash                                                  863,992               202,079

Cash and cash equivalents at beginning of period                    585,514                     -
                                                           -----------------     -----------------

Cash and cash equivalents at end of period              $         1,449,506   $           202,079
                                                           =================     =================
                Supplemental Disclosure of Cash Flows Information

     Cash paid during the period for interest           $             2,187   $                 -
                                                           =================     =================



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

During the three months ended March 31, 2002, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but have not yet paid for them, resulting in stock subscriptions receivable of $32,000. During the three months ended June 30, 2002, one of the three employees was terminated and that employee's 5,000 shares were canceled. The other two employees made timely payments on their stock subscriptions totaling $4,439 leaving a net balance of $22,561 at June 30, 2002. The shares are being held by the company for the benefit of those two employees until payment has been made in full.

See accompanying notes to condensed financial statements.

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (unaudited)
                                  June 30, 2002

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 and the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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



Revenue and Cost Recognition

Net revenue from sales of electric power is recognized as the power is delivered to the Company's customers. Net revenue represents the total proceeds from energy sales. Direct energy costs include electric power purchased, sales commissions, and pass through charges from the TDSP providers in the areas we service- TXU in the greater Dallas area and Reliant in the greater Houston area. TDSP charges are costs for metering services and maintenance of the electric grid. General and administrative expenses include salaries for corporate personnel, rent expenses, insurance, bad debt expense, depreciation, marketing and other costs of running the corporate offices.

Unbilled Receivables

The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the revenues associated with electric power delivered to customers as of the end of the month, but not yet billed.

The Company has also recorded an Allowance for Doubtful Accounts to cover expected bad debt losses from customer default. The balance at June 30, 2002 is approximately 1.7% of total Accounts Receivable.

As of June 30, 2002, Accounts Receivable contains billed revenue, allowance for doubtful accounts and unbilled revenue as follows,

Billed Receivables                                  $               737,441
Allowance for Doubtful Accounts                                    (34,594)
Unbilled Receivables                                              1,396,165
                                                        --------------------

Accounts Receivable, net                                          2,099,012
                                                        --------------------

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

On February 11th, 2002 the Company sold 300,000 shares to a Board member in exchange for $112,500 and a marketing agreement valued at $187,500.

During the six months ended June 30, 2002, 508,214 shares of preferred stock were sold for $1,013,501. The Company also bought back 60,000 shares from one of its shareholders for $60,000, recording it as Treasury stock.

During the three months ended March 31, 2002, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but have not yet paid for them, resulting in stock subscriptions receivable of $32,000. During the three months ended June 30, 2002, one of the three employees was terminated and that employee's 5,000 shares were canceled. The other two employees made timely payments on their stock subscriptions totaling $4,439 leaving a net balance of $22,561 at June 30, 2002. The shares are being held by the Company for the benefit of those two employees until payment has been made in full.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivates as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not entered into any derivate instruments or hedging contracts. The Company's long-term contracts for the purchase and sale of electricity are considered "normal purchases" and "normal sales", respectively, within the context of SFAS No. 133 and related pronouncements.

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

Liquidity and Capital Resources

At June 30, 2002, we had current assets of $3,554,976, consisting primarily of cash and cash equivalents and accounts receivable. As of June 30, 2002, we had other assets of $578,483 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2001. Other assets also included prepaid expenses of $4,691, a data base valued at $85,600, a deferred income tax asset of $123,924 and $250,000, net of amortization, in common stock options issued to our guarantor as part of our three year financing agreement.

Our total assets at June 30, 2002 were $4,226,521. At June 30, 2002, we had current liabilities of $1,564,367, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable and customer deposits. Our long-term liabilities consisted of an interest bearing five year promissory note at 6% issued to our Chairman in the amount of $100,000.

During the six-month period ended June 30, 2002, we had a negative cash flow from operations of $354,716. Our financing activities provided us with $1,313,971. We received proceeds from the sale of restricted stock in the amount of $1,612,926. These proceeds were offset by commission payments of $216,394.

We may seek to raise additional funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to resell electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person to provide any continued funding. The Company has no outstanding loans to any of its officers and has adopted a resolution to not make any loans to its officers.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

(c) Equity securities of the registrant sold by the registrant during the period ended June 30, 2002 that were not registered under the Securities Act. During the six month period ended June 30, 2002, we issued 508,214 shares of preferred stock that were not registered under the Act. We relied upon Section 4(2) and Rule 506 of Regulation D of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of preferred stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Name of Holder      Date of Issuance   Number Preferred Stock    Consideration


Private Investors       06-30-02               508,214           $1,013,501 (1)
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

(b) Form 8-K.

Current Report on Form 8-K dated August 7, 2002, announcing a change in the Company's independent auditor to Hein + Associates LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President and Director
Dated: August 14, 2002
Houston, Texas

Certification Pursuant to Section 906 of the Sarbanes-Oakley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 by Gexa Corp. the undersigned hereby certifies that:

1. The report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


------------------------------
S:/Neil Leibman/
Chairman and Chief Executive Officer