Form 10QSB
period 2002-09-30
GEXA CORP
filed 2002-11-14
CIK 821113

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB

         (Mark one)
           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2002

           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________

                       Commission file number: 0-16179
------------------------------------------------------------------------------

                                  Gexa Corp.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Texas                                   76-0670175
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                  organization)                                  No.)

   24 Greenway Plaza, Suite 1826, Houston, TX               77046
------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (713)-961-9399
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 7,560,979 shares outstanding as of September 30, 2002 Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

                                 PART I. FINANCIAL INFORMATION                                 Page

Item 1. Financial Statements                                                                      3
Item 2. Management's Plan of Operation                                                           12
Item 3. Controls and Procedures                                                                  13

                                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                        14
Item 2. Changes in Security                                                                      14
Item 3. Default Upon Senior Securities                                                           14
Item 4. Submission of Matters to a Vote of Security Holders                                      14
Item 5. Other Information                                                                        14
Item 6. Exhibits and Reports on Form 8-K                                                         15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the condensed financial statements for the Company for the three month and nine month periods ended September 30, 2002 and 2001.

                               INDEX TO FINANCIAL STATEMENTS
                                                                                                Page
  Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001                3
  Consolidated Statements of Operations for the Three Months ended September 30, 2002  and
   2001 (Unaudited)                                                                               5
  Consolidated Statements of Operations for the Nine Months ended September 30, 2002 and
   2001 (Unaudited)                                                                               6
  Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2002 and 2001
   (Unaudited)                                                                                    7
  Notes to Consolidated Financial Statements                                                      9


                                          GEXA CORP.
                                   CONDENSED BALANCE SHEETS


                                                             September 30,      December 31,
                           ASSETS                                2002               2001
                                                             --------------   -----------------
                                                              (unaudited)
Current assets:
     Cash and cash equivalents                              $    2,888,739   $         585,514
     Accounts receivable, net                                    4,745,561                   -
     Receivable from affiliate                                      17,870                   -
     Employee advances                                               2,060                   -
                                                             --------------   -----------------
    Total current assets                                         7,654,230             585,514
                                                             --------------   -----------------

Property and equipment, net:                                       147,286               1,472
                                                             --------------   -----------------

Other assets                                                       442,292             343,086
                                                             --------------   -----------------

  Total assets                                              $    8,243,808   $         930,072
                                                             ==============   =================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    3,100,783   $         217,505
     Sales tax payable                                             753,456                   -
     Income tax payable                                            100,538                   -
     Revolving credit line                                          37,453                   -
     Customer deposits                                             356,529                 350
                                                             --------------   -----------------
       Total current liabilities                                 4,348,759             217,855
                                                             --------------   -----------------

Long-term liabilities:
     Credit facility                                               500,000                   -
     Notes payable-officer                                         100,000             100,000
     Accrued interest payable                                        9,850               3,518
                                                             --------------   -----------------
       Total long-term liabilities                                 609,850             103,518
                                                             --------------   -----------------

  Total liabilities                                              4,958,609             321,373
                                                             --------------   -----------------

Stockholders' equity:
     Preferred stock $.05 par value; 2,500,000 shares
      authorized;
          508,214 issued and outstanding                            25,412                   -
     Additional paid-in capital-preferred stock                    898,989                   -


    Common stock, $.01 par value; 75,000,000 shares
     authorized;
          7,560,979 shares issued  in 2002 and
         6,485,422 shares issued and outstanding in 2001            75,610              64,854
     Additional paid-in capital-common stock                     5,442,414           4,058,205
     Less:  Stock subscriptions receivable                         (18,847)                  -
     Treasury Stock, Common Stock, at cost; 26,666 shares          (26,666)                  -

     Accumulated deficit                                        (3,111,713)         (3,514,360)
                                                             --------------   -----------------

  Total stockholders' equity                                     3,285,199             608,699
                                                             --------------   -----------------

  Total liabilities and stockholders' equity                $    8,243,808   $         930,072
                                                             ==============   =================

                   See accompanying notes to condensed financial statements.


                                              GEXA CORP.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                                  For the                For the
                                                                   Three                  Three
                                                               Months Ended           Months Ended
                                                               September 30,          September 30,
                                                                    2002                   2001
                                                           ---------------------  ---------------------


Sales                                                     $           6,857,589  $                   -

Cost of sales                                                         5,545,229                      -
                                                           ---------------------  ---------------------

Gross profit                                                          1,312,360                      -

General and administrative expenses                                     739,983                 78,910
                                                           ---------------------  ---------------------

Income (loss) from operations                                           572,377                (78,910)

Interest income                                                           5,738                      -

Interest expense                                                         (2,577)                     -
                                                           ---------------------  ---------------------

Income (loss) before taxes                                              575,538                (78,910)

Income tax expense                                                      224,460                      -
                                                           ---------------------  ---------------------

Net income (loss)                                         $             351,078  $             (78,910)
                                                           =====================  =====================

Basic net income (loss) per share                         $                 .05  $                (.01)
                                                           =====================  =====================

Basic weighted average shares outstanding                             7,395,807              5,348,313
                                                           =====================  =====================

Diluted net income (loss) per share                       $                 .05  $                (.01)
                                                           =====================  =====================

Diluted weighted average shares outstanding                           7,695,807              5,348,313
                                                           =====================  =====================

                       See accompanying notes to condensed financial statements.


                                              GEXA CORP.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                                  For the                For the
                                                                   Nine                   Nine
                                                               Months Ended           Months Ended
                                                               September 30,          September 30,
                                                                    2002                   2001
                                                           ---------------------  ---------------------


Sales                                                     $           9,866,214  $                   -

Cost of sales                                                         7,652,764                      -
                                                           ---------------------  ---------------------

Gross profit                                                          2,213,450                      -

General and administrative expenses                                   1,560,884                134,081
                                                           ---------------------  ---------------------

Income (loss) from operations                                           652,566               (134,081)

Interest income                                                          14,979                      -

Interest expense                                                         (6,875)                     -
                                                           ---------------------  ---------------------

Income (loss) before taxes                                $             660,670  $            (134,081)

Income tax expense                                                      258,024                      -
                                                           ---------------------  ---------------------

Net income (loss)                                         $             402,646  $            (134,081)
                                                           =====================  =====================

Basic net income (loss) per share                         $                 .06  $                (.04)
                                                           =====================  =====================

Basic weighted average shares outstanding                             7,253,993              3,693,856
                                                           =====================  =====================

Diluted net income (loss) per share                       $                 .05  $                (.04)
                                                           =====================  =====================

Diluted weighted average shares outstanding                           7,553,993              3,693,856
                                                           =====================  =====================

                       See accompanying notes to condensed financial statements.

                                          GEXA CORP.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                            For the             For the
                                                             Nine                 Nine
                                                         Months Ended         Months Ended
                                                         September 30,       September 30,
                                                              2002                  2001
                                                       -----------------  --------------------


Cash flows from operating activities:
Net income (loss)                                     $         402,646  $           (134,081)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities
   Depreciation and amortization                                 89,847                     -
   Stock issued to officers, directors
    and consultants for services                                279,250               105,390
   Changes in:
   Accounts receivable                                       (4,745,561)                    -
   Receivable from affiliate                                    (17,870)                    -
   Employee advances                                             (2,060)                    -
   Deposits                                                     (28,720)             (200,000)
   Prepaids                                                      (2,972)                    -
   Accounts payable                                           2,883,278                     -
   Sales tax payable                                            753,456                     -
   Income tax liability                                         100,538
   Increase in customer deposits                                356,179                     -
                                                                                            -
                                                                                            -
   Increase in accrued interest payable                           6,332                     -
                                                       -----------------  --------------------

Net cash provided by (used in) operating activities              74,343              (228,691)
                                                       -----------------  --------------------

Cash flows from investing activities:
   Purchases of property and equipment                         (160,661)              (55,000)
                                                       -----------------  --------------------

Cash flows from financing activities:
   Credit facility                                              500,000
   Increase in revolving credit line                             37,453
   Proceeds from the sale of preferred stock                  1,013,501                     -
   Proceeds from notes payable                                        -               200,000
   Proceeds from sale of common stock                         1,100,496               386,625
   Additional contributions by officers                               -                30,800
   Payments to corporate consultants                                  -               (33,500)
   Increase in treasury stock                                   (26,666)                    -
   Increase in stock subscriptions receivable                   (18,847)                    -
   Payments for stock offering expenses                               -                (6,167)
   Payments to stock brokers                                   (216,394)              (38,450)
                                                       -----------------  --------------------

Net cash provided by financing activities                     2,389,543               539,308
                                                       -----------------  --------------------

Net change in cash                                            2,303,225               255,617

Cash and cash equivalents at beginning of period                585,514                     -
                                                       -----------------  --------------------

Cash and cash equivalents at end of period             $      2,888,739   $           255,617
                                                       =================  ====================


               Supplemental Disclosure of Cash Flows Information


  Cash paid during the period for interest             $           543    $                 -
                                                       =================  ====================

     As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Gexa" mean Gexa Corp., a Texas corporation.

                Supplemental Disclosure of Noncash Transactions

     During the nine months ended September 30, 2002, the Board authorized the issuance of 86,000 shares of common stock to consultants for services valued at $88,750 and 3,000 shares of common stock to an employee for services valued at $3,000.

     During the nine months ended September 30, 2002, the Company issued common stock options to its primary creditor as part of the Company's financing agreement. The options for 300,000 shares are valued at $300,000 and will be amortized at $8,333 per month over the three year term of the financing agreement. See Note 4.

     During the nine months ended September 30, 2002, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but have not yet paid for them, resulting in stock subscriptions receivable of $32,000. During the nine months ended September 30, 2002, one of the three employees was terminated and that employee's 5,000 shares were canceled. The other two employees made timely payments on their stock subscriptions totaling $8,153, leaving a net balance of $18,847 at September 30, 2002. The shares are being held by the Company for the benefit of those two employees until payment has been made in full.

     During the three months ended September 30, 2002, an employee was awarded merit-based compensation in the form of 2,000 common shares of Gexa stock valued at $1.00 per share.

     See accompanying notes to condensed financial statements.

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (unaudited)
                               September 30, 2002

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 and the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Revenue and Cost Recognition

     Net revenue from sales of electric power is recognized as the power is delivered to the Company's customers. Net revenue represents the total proceeds from energy sales. Direct energy costs include electric power purchased, sales commissions, and pass through charges from the TDSP providers in the areas we service- Oncor in the greater Dallas area and CenterPoint in the greater Houston area. TDSP charges are costs for metering services and maintenance of the electric grid. General and administrative expenses include salaries for corporate personnel, rent expenses, insurance, bad debt expense, depreciation, marketing and other costs of running the corporate offices.

3. Unbilled Receivables

     The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the revenues associated with electric power delivered to customers as of the end of the month, but not yet billed. The Company has also recorded an Allowance for Doubtful Accounts to cover expected bad debt losses from customer default and inefficiencies in the early months of the deregulated market. As of September 30, 2002, Accounts Receivable contains billed receivables, allowance for doubtful accounts and unbilled receivables as follows,


Billed Receivables                        $      2,031,091
Allowance for Doubtful Accounts                   (170,704)
Unbilled Receivables                             2,885,174
                                           ----------------

Accounts Receivable, net                         4,745,561
                                           ----------------

4. Equity Transactions

     During the nine months ended September 30, 2002, the Board authorized the issuance of 86,000 shares of common stock to consultants for services valued at $88,750 and 3,000 shares of common stock to an employee for services valued at $3,000.

     As of January 1, 2002, the Company entered into an agreement with an unrelated corporation who provided a $500,000 credit facility during the three months ended September 30, 2002. This corporation will receive a graduated credit fee beginning at the rate of 0.50% for the first $2,500,000 of electricity purchases. This corporation also received 300,000 stock options exercisable at $0.05 per share beginning on December 31, 2004. This corporation's stock options represent a 5% anti-dilution equity ownership through December 31, 2004. Subsequent to September 30, 2002 the Company is in the process of terminating its agreement with this corporation. As a result, the $500,000 cash credit facility will be returned and this corporation will forfeit its right to the 300,000 stock options. See Subsequent Events footnote for further discussion.

     On February 11, 2002 the Company sold 300,000 shares to a Board member in exchange for $112,500 and a marketing agreement valued at $187,500.

     During the nine months ended September 30, 2002, 185,557 shares of common stock were sold for $324,725. The Company also bought back 60,000 shares from one of its stockholders for $60,000, recording it as Treasury stock. In the same period, the Company sold 33,334 shares of that Treasury stock for $50,000.

     During the nine months ended September 30, 2002, 508,214 shares of preferred stock were sold for $1,013,501.

     During the nine months ended September 30, 2002, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share but have not yet paid for them, resulting in stock subscriptions receivable of $32,000. During the nine months ended September 30, 2002, one of the three employees was terminated and that employee's 5,000 shares were canceled. The other two employees made timely payments on their stock subscriptions totaling $8,153, leaving a net balance of $18,847 at September 30, 2002. The shares are being held by the Company for the benefit of those two employees until payment has been made in full.

     During the three months ended September 30, 2002, an employee was awarded merit-based compensation in the form of 2,000 common shares of Gexa stock valued at $1.00 per share.

5. Significant Events

     During the three months ended September 30, 2002, the Company's third party billing services provider became insolvent. Gexa, along with another of the billing provider's customers, created Gexa Cirro LLC to obtain a perpetual use license for the billing software and to manage continued, although scaled-down, billing operations. These recurring costs are equal to or less than billing costs currently being quoted to management by comparable billing services, yet the current scenario offers Gexa a more personalized and responsive billing services solution.

6. Subsequent Events

     As of October 31, 2002, the Company and an unrelated corporation have agreed to terminate a financing agreement as a result of the other entity's decision to exit the energy financing market. On termination of the agreement, expected to be formalized during November 2002, the Company expects to enter into a similar agreement with an S&P AA rated Company.

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

Forward-Looking Statements; Market Data
---------------------------------------

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

     This Quarterly Report contains disclosure related to our business of reselling electricity which became a deregulated industry effective January 1, 2002. On June 19, 2001, Gexa submitted an application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail reseller of electricity to residential and small commercial customers in Texas. Under Texas law, beginning January 1, 2002, customers were able to elect to purchase electricity from independent resellers, such as Gexa. Our pursuit of this new business opportunity may involve certain estimates and plans related to the business of reselling electricity, which is a newly deregulated industry, which assume certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth of industry of reselling electricity in the market in St ate of Texas in which we seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about this new business opportunity, it could have a significant impact on our business operations. We have limited resources which may affect our ability to succeed in our pursuit of this business opportunity.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2002, we had current assets of $7,654,230, consisting primarily of cash and cash equivalents and accounts receivable. As of September 30, 2002, we had other assets of $442,292 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2002. Other assets also included prepaid expenses of $2,972, a data base valued at $85,600 and $225,000, net of amortization, in common stock options issued to our guarantor as part of our three year financing agreement.

     Our total assets at September 30, 2002 were $8,243,808. At September 30, 2002, we had current liabilities of $4,348,759, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable, income tax payable, a revolving credit line and customer deposits. Our long-term liabilities consisted of an interest bearing five year promissory note at 6% issued to our Chairman in the amount of $100,000.

     During the nine-month period ended September 30, 2002, we had a positive cash flow from operations of $74,343. Our financing activities provided us with $2,389,543. We received proceeds from the sale of restricted stock in the amount of $2,113,997. These proceeds were offset by commission payments of $216,394.

     We may seek to raise additional funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to resell electricity in the State of Texas. There can be no assurance that we will be able to continue to operate through the issuance of notes, restricted shares of common stock or other instruments, including the issuance of shares for services provided to us or will be able to raise funds through the issuance of shares. We have no written agreement with our CEO/chairman or with any other affiliate or unaffiliated person to provide any continued funding. The Company has no outstanding loans to any of its officers and has adopted a resolution to not make any loans to its officers or directors.

     There are currently no significant limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities; however, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects. To the extent that addition al debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Item 3.  Controls and Procedures.
---------------------------------

     Our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

     (c) Equity securities of the registrant sold by the registrant during the period ended September 30, 2002 that were not registered under the Securities Act. During the nine month period ended September 30, 2002, we issued 508,214 shares of preferred stock that were not registered under the Act. We relied upon
Section 4(2) and Rule 506 of Regulation D of the Act as the basis for the exemption from the registration requirements of the Act and there was public solicitation involved. The shares of preferred stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

-0-


Name of Holder                 Date of Issuance   Number Preferred Stock    Consideration
--------------               ------------------   ----------------------    -------------

Private Investors                  06-30-02            508,214             $1,013,501 (1)
-------------------------------------

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K.

Current Report on Form 8-K dated August 7, 2002, announcing a change in the Company's independent auditor to Hein + Associates LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp.

-0-

By: /s/ Marcie Zlotnik
-------------------------
Marcie Zlotnik, President
Dated: November 14, 2002
Houston, Texas

SECTION 302 CERTIFICATIONS AND EXHIBITS 99.1 AND 99.2 ARE ON FOLLOWING PAGES

I, Neil Leibman, Chief Executive Officer of Gexa Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gexa Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Neil Leibman
Chief Executive Officer
Dated: November 14, 2002

I, Marcie Zlotnik, President of Gexa Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gexa Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Marcie Zlotnik
President
Dated: November 14, 2002