Form 10KSB
period 2002-12-31
GEXA CORP
filed 2003-03-31
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1994

                For the transition period from _______ to _______

                         Commission File Number: 0-16179

                                   GEXA CORP.
                                   ----------
                 (Name of Small Business Issuer in Its Charter)

    Texas                                                      75-0670175
    -----                                                      ----------
(State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                        Identification Number)

  24 Greenway Plaza, Ste 1826, Houston, TX                        77046
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (713)-961-9399
                            -------------------------
                           (Issuer's telephone number)


             Securities registered under Section 12 (b) of the Act:

                                      None
                                      ----
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $19,038,804

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 21, 2003, was approximately [$3,432,402.95] (based upon average bid and asked price per share as reported on the OTC:BB on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer.
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of March 21, 2003, was 7,604,528 and the number of shares of the issuer's preferred stock, $0.05 par value, outstanding as of March 21, 2003, was 508,214.
Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ x ]

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially.


TABLE OF CONTENTS
                                                                                                                 Page
                                                    PART I
Item 1. Description of Business.                                                                                   5
Item 2. Description of Property.                                                                                  20
Item 3. Legal Proceedings.                                                                                        20
Item 4. Submission of Matters to a Vote of Security Holders.                                                      20

                                                    PART II
Item 5. Market for Common Equity and Related Stockholder Matters.                                                 21
Item 6. Management's Discussion and Analysis.                                                                     28
Item 7. Financial Statements.                                                                                     31
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial                                 49
        Disclosure.

                                                   PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons.                                            50
Item 10. Executive Compensation.                                                                                  52
Item 11. Security Ownership of Certain Beneficial Owners and Management.                                          53
Item 12. Certain Relationships and Related Transactions.                                                          54
Item 13. Exhibits and Reports on Form 8-K.                                                                        54
Item 14. Controls and Procedures                                                                                  55

Forward Looking Statements

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations particularly as relates to possible operations in other states, our assumptions regarding the competitive restructuring and deregulation of the electricity market, competition from utility companies, our dependence on the services of certain key personnel and our ability to manage our growth successfully. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-K, the words "expect", "anticipate"," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-K.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our stock, you should be aware that the occurrence of any of the events described in "Management's Discussion and Analysis," "Risk Factors" and elsewhere in this Form 10-KSB could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports under the Exchange Act
Gexa Corp., a Texas corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We have previously filed our Annual Reports on Form 10-KSB for the years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997,
1998, 1999, 2000 and 2001, all of which contain our audited financial statements for the respective periods. No material change in our business occurred following our filing for bankruptcy under Chapter XI of the US Bankruptcy Code and our discharge by the Bankruptcy Court in 1992 through the year ended December 31, 2000.

This Annual Report contains disclosures related to our business operations of providing electricity which became a deregulated industry in the state of Texas effective January 1, 2002. In August 2001, the Public Utility Commission of the State of Texas approved Gexa's license to become a retail provider of electricity to residential and commercial customers in Texas. Under Texas law, since January 1, 2002, customers have had the option to purchase electricity from independent providers, such as Gexa. Our disclosure may involve certain estimates and plans related to the business of providing electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know, nor can we predict with any degree of certainty, the future growth of the deregulated electricity industry in the State of Texas in which we have operated since January 1, 2001. If our assumptions about any events, trends and activities, and specifically about this new business opportunity are incorrect, it could materially impact our current projections. Our limited resources could also have a material negative impact on our operations.

During the fiscal year 2002, we generated revenues of $19,038,804 from normal business operations. During the fiscal year 2002, we had cost of goods sold of $15,264,611, and general and administrative expenses of $2,816,458, producing income of $639,888 net of interest and taxes. We had no revenues for the year ended December 31, 2001, and administrative expenses of $852,830.

At December 31, 2002, the Company had 32 full-time employees, and approximately 10 part time independent contractors performing a variety of non-sales tasks on a part time basis.

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

We emerged from this proceeding and our plan of reorganization was approved by creditors and by the United States Bankruptcy Court in 1992. During the period following our discharge from bankruptcy through 2000, we conducted no commercial mining operations and had no other significant business activities. Following the bankruptcy, we redirected our efforts and limited resources to seeking potential new business opportunities. Since the second quarter of 2001, Gexa's efforts have been directed solely toward competing in the deregulated electricity industry.

Our Business

We offer consumers in restructured retail energy markets competitive energy prices, customized billing solutions and customer-driven service. Gexa is targeting the rapidly restructuring residential and commercial electricity consumer markets. We believe we are well-positioned to succeed because our competitors are not focusing on the residential, apartment dweller, or small business markets. Our management team has significant marketing experience in a similar deregulated environment. The Company has already been successful against larger, better capitalized companies in selling to its target market (residential and commercial customers) in the deregulated environment.

Business Strategy

Gexa intends to become a national provider of electricity and grow along with deregulation after its business model has been proven in Texas. Gexa intends to focus its service and market electricity to the residential customer, in particular apartment dwellers and smaller commercial customers.

We have entered into marketing agreements with several apartment communities which market our services to the apartment dweller. Through these marketing agreements, the tenant has the opportunity to sign up for their electricity service via telephone, facsimile through their apartment leasing office, or online through our website at www.gexaenergy.com. To date we have reached agreements with over 350 apartment complexes and are in discussion with others, which will allow Gexa the right to market electric services to new tenants. Our strategy allows tenants the ease of having electricity at the time of move-in, and provides the apartment complex with financial incentives to promote our services.

Gexa will continue to use the following strategy in the implementation of its business plan:

Apartment Market
----------------

A. Continue to secure favorable apartment location contracts throughout the Texas market.

B. Continue to develop strategic synergistic partnerships with companies offering services to our target markets.

C. Pursue marketing efforts through traditional channels such as independent contractors, on-line partnerships and channels, and in-house sales personnel.

D. Effectively use its sales force to gain commercial and residential customers.

E. Target and focus on market segments that are not saturated by competition (e.g. small strip shopping center tenants) utilizing the same strategy as apartment complexes.

F. Continue to differentiate our service as being flexible, affordable and customer driven.

G.   Quickly establish a critical mass of customers.

H.   Integrate new products and services to existing customers.

I. Continue growth and begin national roll out to selective retail energy markets.

Large Residential and Small Commercial
--------------------------------------

Gexa has a trained sales team that markets electricity services to large residential customers and small commercial customers. The sales team uses an approach that proved very successful in the telecommunications industry. The target customers are in many cases the same customers that switched their telecommunications services away from the larger, better capitalized companies, to smaller, and more customer service oriented companies. As of December 31, 2002, such customers account for more than 50% of our sales.

Electric Retail Market in Texas
-------------------------------

The current opportunity for Gexa in the retail electricity business is as follows:

A. The potential market in Texas alone is huge and in its infancy. The total residential and small commercial electricity marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring.

B. Currently, markets in fourteen states are open to retail electric competition. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states.

C. In Harris County, Texas alone, there are over 4 million electric meters associated with residential and small business customers. In Texas there are 5.3 million residential customers.

D. The electric retail industry in Texas is in its early stage and the market remains largely untapped with roughly 8% of residential and commercial customers having made an electricity provider switch in 2002.

E. We have quickly secured several major residential customers in a market that is being overlooked, the individual apartment dweller. Gexa has contracted with several large Real Estate Investment Trusts (REITs), apartment complex owners and purchasing aggregators all of whom have expressed great interest in this area. Gexa believes its marketing partners and commission arrangements with the apartment complex owners can create a significant residential customer base.

Long Term Market Potential

We believe the sub-prime and high credit risk customer utilizing a pre-paid smart meter is another untapped market (meter reading is scheduled to be deregulated in 2005 by the Texas PUC). The prepaid market will work exactly like the prepaid phone cards where consumers will buy and pay for only the electricity they need with payment made in advance of consumption. These same customers also generally reside in lower cost apartment complexes. Prepaid electricity options allow for greater profit margins and significant reduction in the risk for bad debt. The potential market is also quite sizeable. Approximately 30% of Houston residents do not have a relationship with any bank. And in a national marketplace, Gexa believes this same potential customer base will be found in other states as well.

Gexa estimates that the total residential and commercial electric and natural gas marketplace in the United States exceeds $226 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring. Currently, markets in fourteen states and the District of Columbia are open to retail electric competition. States that have deregulated retail markets including residential customers are Arizona, Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia. Illinois, Montana and Oregon have deregulated their retail electricity markets except for residential. Arkansas and Nevada are slated for deregulation to begin in 2003. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in numerous other states. Although in many of these jurisdictions, final rules implementing market restructuring are not yet finalized and effective, we estimate that by the beginning of 2005, roughly 50% of the U.S. population, or approximately 55 million households, will be in markets where consumers can choose either their electricity or natural gas provider or both. As was the case in the deregulation of the long-distance telephone markets, we believe that a significant percentage of consumers will be receptive to switching from their monopoly energy providers to competitive providers.

The Company's Marketing Strategy

In addition to our apartment marketing strategy, Gexa markets its products and services to commercial customers with a sales force consisting of in-house and independent sales representatives. Gexa also entered into contractual relationships with shopping center owners. The procedure is essentially the same as with an apartment complex- the landlord offers the tenant electricity at time of move in through a pre-selected provider, such as Gexa.

We have also successfully targeted a few large commercial customers through both in-house and independent sales representatives.

Competition

While there is competition in the retail electric market, most of the competitors are targeting high-end residential and business customers that are willing to sign long-term contracts. Gexa intends to pursue residential, small business and selected larger businesses. Apartment communities and their residents are considered a niche market within the residential market.

In addition to our current primary competitors, there will be other retail electric providers certified providing future competition. Some of the new entries are single client companies that are large electricity users, such as a refinery or plant. While all of the competitors are looking to sign new clients, their strategy is to only switch customers with high usage. Gexa differentiates itself by focusing on small and large consumers alike. The Company offers competitive rates that are attractive to both small and large clients, but our small customer approach, unique sales techniques, and outstanding level of customer service help differentiate Gexa from its competitors.

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

-    Market Operations

-    Power Operations

-    Load Profiling, Date Acquisition and Aggregation

-    Settlements, Billing and Financial Transfer

ERCOT Core Operations:

In its simplest form, ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the line transmission company. ERCOT oversees all aspects of these communications from customer sign up, meter reading and billing the between the end user, power generator and retail electric provider. Gexa outsources the function of receiving and interpreting ERCOT data by utilizing the services of Alliance Data Systems, "ADS", (formerly Exolink Corporation), a leading innovator in the automation of back-office business processes for the emerging deregulated energy industry. ADS is a certified processor of retail energy information for the Texas SET group and ERCOT. The Texas Set group was established to formulate guidelines for the processing of Electronic Data Interchange (EDI) transactions in the Texas deregulated electricity market.

ADS provides Gexa with market interface development; ongoing maintenance and market rule updates associated with the interface to the utility distribution company (UDC) markets including electronic data interchange mapping and other applicable communication protocols. Also, ADS provides access to their online transaction service, which allows Gexa to initiate and receive transactions on-line, and also identify and correct data errors for specific transactions. Through these services, Gexa has the advantages of an automated business process, data validation, data routing and online exception management.

Regulations

We are subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

In June 1999, the Texas legislature adopted legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition. The legislation called for the commencement of retail competition beginning on January 1, 2002.

The legislation also requires electric utilities in Texas to restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into three different units, whether commonly or separately owned. Generally, the "retail electric providers", such as Gexa, that have been certified by the Texas Public Utility Commission obtain or buy electricity from the wholesale generators at unregulated rates, sell electricity at retail to their customers and pay the transmission and distribution utility a regulated tariffed rate for delivering the electricity to their customers. Retail electric providers are not allowed to own or operate generation assets and their retail prices are not subject to traditional cost-of-service rate regulation. Retail electric providers that are affiliates of, or successors in interest to, traditional electric utilities may compete statewide for these sales.

The legislation requires the Texas Public Utility Commission to determine procedures and criteria for designating retail electric providers to serve as providers of last resort in areas of the state in which retail competition is in effect. A provider of last resort is required to offer a standard retail electric service package for each class of customers designated by the Texas Public Utility Commission at a fixed rate approved by the Texas Public Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the provider of last resort. In the event that a retail electric provider fails to serve any or all of its customers, the provider of last resort is required to offer those customers the standard retail service package for that customer class with no interruption of service to the customer. Pursuant to the legislation, the transmission and distribution utility is not required to serve as the provider of last resort. For the year ended December 31, 2002, all markets in which Gexa operates had a provider of last resort providing service without interruption. Gexa has no plans to apply to serve as a provider of last resort in any current or future markets in which it may operate.

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

Early Stage Operating Company
-----------------------------

Gexa Corp. is an early stage operating company created for the purpose of providing electricity to residential and business customers under the new deregulation of the electricity market. The Company has experienced positive growth in 2002, and future success is, to some degree, dependent upon management's ability to continue to expand its operations through implementation of its business plan and model while devoting adequate resources to maintaining the customer base we have already amassed. The Company is subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, possible inability to implement its business plan, the existence of undisclosed actual or contingent liabilities, and the inability to fund the working capital requirements of its business plan. There can be no assurance that the Company will remain profitable, or that it will provide a return on invested capital.

Dependence on Key Personnel
---------------------------

The Company is substantially dependent upon the continued services of its present Management. The Company does not have employment agreements with its key current Management, including Neil Leibman, the Company's Chairman and CEO and Marcie Zlotnik, the Company's President. The Company does not maintain key man life insurance on either Neil Leibman or Marcie Zlotnik. To the extent that their services become unavailable, the Company will be required to retain other qualified personnel. There can be no assurance that it will be able to recruit and hire qualified persons under acceptable terms.

The market in which the Company competes is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

The Company will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. We expect significant competition from incumbent, traditional, and new electricity providers which may be better capitalized than our company.

Dependence on Providers of Electricity for Resale
-------------------------------------------------

The Company must rely on a limited number of suppliers of wholesale electricity in order to meet its customer's needs. The unavailability of electricity from one or more of our suppliers at times of high demand could have an adverse impact on our financial condition if we are forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile.

For the fiscal year ended December 31, 2002, the Company's primary supplier of electricity was TXU. Additional supplies were purchased from BP, ANP and Coral Energy. In November 2002, the Company became its own Qualified Scheduling Entity
(QSE), allowing us to buy and sell power in the balancing markets to ensure our demand each day meets with our supply needs. Prior to November 2002, the Company's QSE services were provided by TXU.

Need for Additional Capital to Finance Expansion
------------------------------------------------

The capital demands of the Company's rapid growth in the Texas market or severe seasonality will likely impact the Company's cash flow and require the Company to raise additional funds through financing activities. In order to maintain the Company's current rapid growth rate and to move into deregulated markets in other states, the Company will have to raise additional capital which may include securing a credit line against customer receivables.

There can be no assurance that the Company will be able to secure all financing necessary to continue its planned expansion. In addition, the Company cannot assure that such financing will be available on terms that will make such growth or expansion economically viable. The Company's limited resources, however, may make it difficult to borrow additional funds. The amount and nature of any borrowing by us will depend on numerous factors, including the Company's capital requirements, potential lender's evaluation of the Company's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of the Company to raise additional capital would likely have a material adverse effect on the Company's financial condition and future prospects. Also, any financing obtained by the Company will subject the company to the risks normally associated with such financing, including the risk of losing valuable property or assets in the event the Company is unable to service such debt.

Competitive restructuring of the electric market may be delayed, or may not
---------------------------------------------------------------------------
result in viable competitive market rules
-----------------------------------------

To date, only a limited number of markets have been opened to retail energy competition. In many of these markets, the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities, and customer-switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities, Texas- our sole marketplace in 2002- among them. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules which will ultimately determine the attractiveness of that market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

Retail energy market restructuring has been, and will continue to be, a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, incumbent utilities, consumer advocacy groups, and potential market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely, and we cannot assure you that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service, significant or rapid price increases, and other factors, which may be attributed by opponents of competition in these markets to restructuring and to the lack of regulatory control. The legislative and regulatory processes in some states take prolonged periods. In a number of jurisdictions, it may be many years from the date legislation is enacted until restructuring is completed.

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

Need to comply with extensive governmental regulation can increase our costs
----------------------------------------------------------------------------
and slow our growth
-------------------

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

We may have difficulty obtaining a sufficient number of customers
-----------------------------------------------------------------

We anticipate that we will incur significant costs as we enter new markets and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers to our service. To date, the company has been highly successful in gaining sufficient customers to sustain operations in current markets, but there can be no assurance that future efforts to secure additional customers will provide the operating base needed to expand into additional markets.

We may experience difficulty attracting customers because many customers may be reluctant to switch to a new company for the supply of a commodity as critical to their well being as electric power. A major focus of our ongoing marketing effort is to demonstrate to potential customers that we will be a reliable provider with sufficient resources to meet our commitments. If our marketing strategy does not continue to be successful, our business, results of operations, and financial condition will be materially adversely affected.

We will be required to rely on utility companies with whom we will be competing
-------------------------------------------------------------------------------
to perform some functions for our customers
-------------------------------------------

Under the regulatory structures adopted in most jurisdictions, we will be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. While the Company currently enjoys acceptable agreements in the markets in which it is participating as of December 31, 2002, any delay in future negotiations for access to new markets or our inability to enter into reasonable agreements to operate in new markets could delay or negatively impact our ability to serve customers in those jurisdictions, which could have a material negative impact on our business, results of operations, and financial condition.

We will also be dependent on local utilities for maintenance of the infrastructure through which we will deliver electricity and natural gas to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could materially negatively impact our customers' satisfaction with our service, which could materially adversely affect our business.

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

In some markets, we will be required to bear credit risk and billing
--------------------------------------------------------------------
responsibility for our customers
--------------------------------

In all markets in which the Company operates as of December 31, 2002, we are responsible for the billing and collection functions for our customers. As we seek to expand our operations into additional markets, the billing and collection functions may also be the responsibility of Gexa. In many of these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment. Even if we terminate service to customers who fail to pay their utility bill in a timely manner, we may remain liable to our suppliers of electricity and natural gas for the cost of those commodities and to the local utilities for services related to the transmission and distribution of electricity and natural gas to those customers. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

Our business model will depend in part on the continued growth and use of the
-----------------------------------------------------------------------------
internet and e-commerce.
------------------------

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

We may not be able to manage our growth successfully
----------------------------------------------------

In 2002, our customer base and operations have grown at a rapid rate. The further development of our operations will depend upon, among other things, our ability to expand our customer base in our existing markets and to enter new markets in a timely manner at reasonable costs. In addition, we anticipate that our employee base will continue to grow in order that we may accommodate our increased customer base. We also may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require, the market rules in their jurisdiction and the infrastructure delivering our products to those customers.

Expanding our operations may also require continued development of our operating and financial controls and may place additional stress on our management and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

We may face strong competition from incumbent utilities and other competitors
-----------------------------------------------------------------------------

In most markets, our principal competitor may be the local incumbent utility company or its unregulated affiliates. This is the case in the markets in which the Company is currently operating as of December 31, 2002. The incumbent utilities have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators' policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Incumbent utilities may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers, and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers.

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

In addition to competition from the incumbent utilities and their affiliates, we may face competition from a number of other energy service providers, including Internet start-up companies focusing on Internet marketing and online services, and other energy industry participants who may develop businesses that will compete with us in both local and national markets. We also may face competition from other nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger than the Company and have improved access to capital.

General Economic Risks
----------------------

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

Security Risks
--------------

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

No Assurance of Liquidity
-------------------------

The liquidity of our common stock traded in the Over The Counter: Bulletin Board (OTC:BB) market is currently limited, and there can be no assurance that an active liquid trading market will develop in the near future. Furthermore, certain shares are "Restricted Securities" as that term is defined in Rule 144 under the 1933 Act and, as a result, cannot be resold without registration under the 1933 Act or an exemption from registration. As a result, purchasers must bear the economic risk of their investments for an indefinite period of time and may have difficulty in selling the shares, if and when they decide to do so.

State Blue Sky Registration; Potential Limitations on Resale of the Securities
------------------------------------------------------------------------------

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

We intend to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Cash Dividends Unlikely
-----------------------

There were no cash dividends paid in fiscal year 2002, and we do not expect to pay cash dividends in the foreseeable future because it is expected that management will determine to retain all cash surplus for use in the continued expansion of the Company. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Issuances of Additional Securities
----------------------------------

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock, par value $0.01. We may issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with our intent to pursue new business opportunities. To the extent that additional shares of Common Stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue a substantial number of shares of Common Stock in connection with our intent to pursue new business opportunities, a change in control of the Company may occur. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities. As of December 31, 2002, the Company had 7,604,528 shares of common stock issued and outstanding and an additional 850,000 shares of common stock may be acquired through the exercise by holders of certain options and warrants of the Company issued and outstanding. The Company issued 1,119,106 shares of common stock in 2002. Of those, 33,549 shares of common stock were issued as a dividend on the Company's preferred stock on December 31, 2002.

Our Articles of Incorporation also authorizes the issuance of 2,500,000 shares of preferred stock (the "Preferred Stock"), par value $0.05, with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as our Board of Directors, subject to the laws of the State of Texas, may determine from time to time. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of December 31, 2002, the Company had 508,214 shares of convertible, preferred stock issued and outstanding. Interest due on those shares was paid in the form of a common stock dividend at December 31, 2002.

Compliance with Penny Stock Rules
---------------------------------

The Company's securities are considered "penny stocks" as defined in the Exchange Act and the rules thereunder, since the price of our shares of Common Stock is less than $5. Unless our Common Stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for that particular security of Gexa and could make it more difficult for investors to sell that particular security.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas. The office facility consists of approximately 4,400 square feet of office space under lease through 2007. Subsequent to December 31, 2002, we expanded to incorporate 900 square feet of adjacent space on February 28, 2003. Additional expansion of our offices is planned to occur in the second quarter of 2003.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our Common Stock was listed for trading on the OTC Bulletin Board (OTC:BB) under the symbol "GEXA" until our common stock was delisted in 1992 following our bankruptcy filing under Chapter XI after which date our common stock was quoted from time to time on the pink sheets under the symbol GEXA. However, we do not believe that there has been any active trading market in the Company's common stock during 1999 and 2000. The Company changed its symbol to GEXC in March 31, 2001. We were also delisted from the OTC:BB as a result of our not being a current reporting company under the Exchange Act. Our common stock became again subject to quotation on the OTC:BB market on January 2, 2002 under the symbol GEXC.OB, and remains quoted and current with the OTC:BB.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

                                                                                High                         Low
Calendar Year 2002

Quarter Ended March 31,                                                         $7.50                       $2.60

Quarter Ended June 30,                                                          $5.00                       $3.05

Quarter Ended September 30,                                                     $4.00                       $1.70

Quarter Ended December 31, 2002                                                 $1.85                       $1.20

Calendar Year 2003
Period Ending March 21, 2003                                                    $1.90                       $1.12



(B) Holders of Common Stock

At March 21, 2003, there were approximately 2,464 holders of record of Gexa Corp.'s common stock.

(C) Dividends

We have not paid any of dividends on our Common Stock, and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, need for capital and overall financial condition.

The Company's preferred stock carries a stock interest yield paid at the close of each fiscal year. At December 31, 2002, 33,549 shares of common stock valued at $50,323 were distributed as dividends to holders of shares of Gexa's preferred stock.

Recent sales of unregistered Securities

The following information is given with regard to unregistered securities sold by Gexa during the fiscal year ended December 31, 2002, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

                                                                                Private Placement for $1.25 per share
   1/8/2002      Common Stock        10,000             Curt Miersma            or $12,500
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   1/8/2002      Common Stock        8,000             Carl Kleinmann           Private Placement for $1.25 per share
                                                                                or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/8/2002      Common Stock        8,000               John Romero            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/8/2002      Common Stock        12,000            Bob Stamatatos           or $15,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
----------------
   1/10/2002     Common Stock        40,000             Guide Master            Private Placement for $1.25 per share
                                                                                or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   1/12/2002     Common Stock        7,000              Chong Hui Han           Private Placement for $1.00 per share
                                                                                or $7,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/12/2002     Common Stock        14,000           Jennifer Soo Choi         or $14,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/12/2002     Common Stock        2,000             Hyeon Cheol Roh          or $2,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/12/2002     Common Stock        2,000              Chin Suk Choi           or $2,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/12/2002     Common Stock        1,000               Pepper Lee             or $1,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/15/2002     Common Stock        8,000               Paul Morris            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/17/2002     Common Stock        8,000              Van Arrington           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/18/2002     Common Stock        8,000                 Veto Lo              or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/23/2002     Common Stock        4,000              Robert Moser            or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/25/2002     Common Stock        11,000         CR Capital Resources        or $13,750
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/25/2002     Common Stock        32,000            Bernard Cobble           or $40,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/29/2002     Common Stock        3,000              Frank Morales           or $3,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   1/31/2002     Common Stock        16,000            Cheng, Hillich           or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/31/2002     Common Stock        5,000                Mai Tran              or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $.41 per share or
   1/31/2002     Common Stock        80,000             Kyle Holland            $32,800
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/31/2002     Common Stock        75,000             Kyle Holland            or $75,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   1/31/2002     Common Stock        3,000            Sharon Mattingly          or $3,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------



                                                                                Private Placement for $1.25 per share
   2/1/2002      Common Stock        40,000           Geneva Insurance          or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/8/2002      Common Stock        3,000             Robert Swinton           or $3,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/11/2002     Common Stock       300,000       Don Aron/ David Mincberg      or $300,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/12/2002     Common Stock        7,000         Kyung Hong/ Pepper Lee       or $7,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/13/2002     Common Stock        20,000              John McConn            or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   2/15/2002     Common Stock        8,000              Steven Crump            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   2/15/2002     Common Stock        24,000           Vaneerburg/Kimber         or $30,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   2/22/2002     Common Stock        2,800               Gary Moore             In lieu of commissions, par value at
                                                                                $.01
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                In lieu of commissions, par value at
   2/22/2002     Common Stock         800                JazBermaine            $.01
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                In lieu of commissions, par value at
   2/22/2002     Common Stock         400               Robert Wilson           $.01
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   2/22/2002     Common Stock        5,500            Phillip Bartlett          Private Placement for $1.25 per share
                                                                                or $6,875
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/25/2002     Common Stock        3,000           Lai, Lyi & Robinson        or $3,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $.10 per share or
   2/25/2002     Common Stock        10,000            Robert McDougal          $1,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/27/2002     Common Stock         500               Mary Mitchell           or $500
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/27/2002     Common Stock        1,000                Hyeon Roh             or $1,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   2/27/2002     Common Stock        25,000       John Nelson, Curt Miersma     or $31,250
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.25 per share
   2/27/2002     Common Stock        20,000               Jay Reese             or $25,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/28/2002     Common Stock        5,000               Frank Klaus            or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/28/2002     Common Stock        7,000            Sharon Mattingly          or $7,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/28/2002     Common Stock        20,000              David Atiqi            or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.00 per share
   2/28/2002     Common Stock        7,000          Joyce & CurtisKimber        or $7,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     7,500               Nikki Garre            or $15,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     10,000             Brennan Trust           or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     5,000             Susan Wodopian           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     5,000             Richard Hunter           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     10,000             Laura Webber            or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     15,000              Greg Brown             or $30,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------


                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     6,000              Charles Pridy           or $12,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     5,000            Dr John McCormick         or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     2,500                Joel Sher             or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     2,500           Sher Children Trust        or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     5,000               Lee Wolski             or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     10,000          Azar Computer, Inc.        or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     7,500            Robert Radebaugh          or $15,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   2/28/2002     Preferred Stock     5,000             Daniel Garza II          or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                               First Clearing FBA John Austin   Private Placement for $2.00 per share
   3/1/2002      Preferred Stock     6,000                   IRA                or $12,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                               First Clearing FBA Ronald Byrd   Private Placement for $2.00 per share
   3/1/2002      Preferred Stock     5,000                   IRA                or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $.10 per share or
   3/1/2002      Common Stock        25,000              Terry Dunne            $2,500
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/1/2002      Preferred Stock     5,000               Sharon Tuan            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/6/2002      Preferred Stock     5,000            Thomas Lowe Trust         or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/6/2002      Preferred Stock     5,000              Paul Bessette           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/7/2002      Preferred Stock     5,000                Naomi Lam             or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/11/2002     Preferred Stock     5,000             Donald Garrett           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/12/2002     Preferred Stock     25,000              George Holt            or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $1.75 per share
   3/20/2002     Preferred Stock     5,714              Jacob Cariker           or $9,999.50
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/20/2002     Preferred Stock     10,000             Jerry Gandre            or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/22/2002     Preferred Stock     5,000               Jack Swiley            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/25/2002     Preferred Stock     3,750             Shane Phillips           or $7,500
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/25/2002     Preferred Stock     2,500            Darrel Richoloson         or $5,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   3/25/2002     Common Stock        1,000             Steven Gentile           Exercise of Stock warrants at $1.50 per
                                                                                share
---------------- -----------------             -------------------------------- -----------------------------------------
                                   -----------
   3/26/2002     Preferred Stock     12,500          G7 Investments Inc         Private Placement for $2.00 per share
                                                                                or $25,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   3/26/2002     Preferred Stock     5,000              Robert Garza            Private Placement for $2.00 per share
                                                                                or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/26/2002     Preferred Stock     10,000             George Nezlek           or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/26/2002     Preferred Stock     12,500             Malcolm Gray            or $25,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------


                                                                                Private Placement for $2.00 per share
   3/26/2002     Preferred Stock     10,000           Richard Gambrill          or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/27/2002     Preferred Stock     10,000              Randy Ross             or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   3/28/2002     Preferred Stock     5,000     Mark Pruett FBO Mark Pruett IRA  or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/1/2002      Preferred Stock     5,000               Mark Pruett            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/1/2002      Preferred Stock     10,000              Don Goldman            or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/2/2002      Preferred Stock     7,500           Donnelly Trust 1983        or $15,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/9/2002      Preferred Stock     25,000           George Frederick          or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/10/2002     Preferred Stock     12,500          Terrence Pattinson         or $25,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/13/2002     Preferred Stock     5,000             Dennis Kuhlman           or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/18/2002     Preferred Stock     15,000              Carl Conley            or $30,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   4/23/2002     Preferred Stock     50,000            Quentin Foreman          or $100,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/6/2002      Preferred Stock     7,500              Tim Bilberry            or $15,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/6/2002      Preferred Stock     12,500             Paul Bilberry           or $25,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/7/2002      Preferred Stock     5,000            Daniel Garza III          or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/10/2002     Preferred Stock     10,000             Kaushai Gupta           or $20,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/10/2002     Preferred Stock     5,000             George Bilberry          or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/17/2002     Preferred Stock     15,000              Randy Ross             or $30,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/21/2002     Preferred Stock     5,000               Jon Steuart            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   5/24/2002     Preferred Stock     25,000            Robert Solomon           or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   6/5/2002      Preferred Stock     25,000         Dr Guillermo Pechero        or $50,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   6/10/2002     Preferred Stock     14,250         Dr Guillermo Pechero        or $28,500
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Private Placement for $2.00 per share
   6/21/2002     Preferred Stock     5,000              John Steuart            or $10,000
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   7/19/2002     Common Stock        2,000          Jamie Rigell, Officer       In lieu of salary
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   8/5/2002      Common Stock        33,334             Gaylor Trust            Common stock at 1.50 per share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        8,000              Roberto Garza           share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        2,500        Robert R. Donnelly Trust      share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        2,500          Jan D. O'Neill Trust        share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        2,500      G. Arthur Donnelly III Trust    share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------


                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        20,000             Stanley Beard           share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        8,000              Van Arrington           share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        40,000             Guide Master            share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        40,000           Geneva Insurance          share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        8,000              Paul Bessette           share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        24,000            John Middleton           share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   8/31/2002     Common Stock        8,000              Dewey Coffman           Exercise of Stock warrants at $1.75 per
                                                                                share
---------------- ----------------- -----------                                  -----------------------------------------
                                               --------------------------------
   8/31/2002     Common Stock        8,000               Rich Lewis             Exercise of Stock warrants at $1.75 per
                                                                                share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
   8/31/2002     Common Stock        4,057             John McCormick           Exercise of Stock warrants at $1.75 per
                                                                                share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                Exercise of Stock warrants at $1.75 per
   8/31/2002     Common Stock        10,000             Mike Santori            share
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
  12/31/2002     Common Stock        10,000              Stan Dowell            In lieu of commissions
---------------- ----------------- ----------- -------------------------------- -----------------------------------------
                                                                                -----------------------------------------
  12/31/2002     Common Stock        33,549        Preferred Stockholders       Preferred stock dividend paid with
                                                                                common stock valued at $1.50 per share,
                                                                                or $50,323
---------------- ----------------- ----------- -------------------------------- -----------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

In fiscal year 2002, we entered into the business of providing electricity in Texas, which became a deregulated industry effective January 1, 2002. On August 2, 2001, we received approval of our application to the Public Utility Commission of the State of Texas for the purpose of becoming a retail provider of electricity to residential and small commercial customers in Texas. Gexa is targeting the rapidly restructuring residential and commercial electricity consumers. We believe we are well-positioned to succeed because other competitors are not focusing on short term residential apartment dweller and small commercial markets. The Company has already been successful against larger, better capitalized companies in selling to its target market (residential and commercial customers) in a deregulated environment. Moreover, the better capitalized companies, some of which engaged in wholesale power trading, have since experienced a tightening in their liquidity, forcing these companies to cease trading and retail purchase of electricity. This has created less competition in the retail power markets. See also disclosure under Item 1. Description of Business.

Results of Operations

During the year ended December 31, 2002, we generated $19,038,804 in revenues from business operations. For the year ended December 31, 2002, we incurred cost of goods sold totaling $15,264,611, and administrative expenses of $2,816,458. In fiscal year 2002, we had interest income in the amount of $23,284, which interest income was offset by interest expenses of $(9,660). After income tax expense of $(331,471), the company posted a net profit of $639,888 for the year.

As of December 31, 2002, we had 25,000 active meter accounts utilizing in excess of 30 million kilowatt hours (kWh) per month. Our customer count continues to grow and as of March 25, 2003 exceeded 32,000 active customer meters. We anticipate serving in excess of 60,000 meters by December 31, 2003.

Significant Events

In September 2002, the Company's third party billing services provider became insolvent. Gexa, along with another of the billing provider's customers, created Gexa Cirro LLC and obtained a perpetual use license for the billing software to manage billing operations. The recurring costs of operating our own billing company are equal to or less than billing costs currently being quoted to management for comparable billing services from third party providers. Our current billing company offers Gexa a more personalized and responsive billing services solution.

In October 2002, the Company consented to a termination of its financing agreement with an unrelated corporation as a result of the other entity's decision to exit the energy financing market. See Note 9 to the financial statements.

Liquidity and Capital Resources

At December 31, 2002, we had current assets of $3,399,962 in cash and cash equivalents, net accounts receivable of $6,880,792, and a current deferred tax asset of $111,034. Other receivables totaled $67,378. We had a long term deferred tax asset of $83,820 and total other assets of $244,563 consisting of $85,600 in intangible assets, a $100,000 deposit in connection with our PUC license application, and other deposits and prepaid items. We had total assets of $10,988,962 at December 31, 2002.

Our total current liabilities at December 31, 2002 were $7,529,577, which consisted of $4,702,395 accounts payable and accrued liabilities, sales taxes payable of $1,344,423, income taxes payable of $368,839, customer deposits of $585,887, a revolving credit line balance of $28,033., and a $500,000 credit facility provided by Aquila Merchant Services Inc., that was repaid in January 2003 (see Note 9.) We had also a $100,000 long-term note outstanding as of December 31, 2002.

For the year ended December 31, 2002, we had cash flow from operations of $821,735. Our cash used in investing activities was $232,907. We generated $2,225,620 from financing activities in 2002 through the issuance of restricted shares of stock and the receipt of a $500,000 credit line as part of our agreement with Aquila Merchant Services, Inc.

We have our current orders hedged against long term power supply contracts which, for the most part, expire on December 31, 2003. This strategy allows us to lock in a set margin and avoid, to the extent possible, the market risks associated with a volatile commodity like electricity. Our sales force bases their pricing quotes to potential customers on our minimum margin targets, ensuring better integrity of our cash flow from continued operations.

We believe our rapid growth will continue in the Texas market for 2003. In April 2003, we plan on expanding into the West Texas market which should also greatly contribute to our growth. We have no plans to enter additional markets without raising additional capital in advance. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence.

In order to sustain our current growth, we will need to secure lines of credit and engage in fundraising via the sale of stock in 2003. Also, in order for us to move into deregulated markets in other states, we will have to raise additional capital.

We may determine to seek to raise additional funds from the sale of equity or debt securities or other borrowings. We may issue additional shares, and, to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest.

The company has 32 full-time employees at December 31, 2002. While we expect to hire additional staff in 2003, the extent to which we do so will largely depend on our continued growth- both in terms of company size and in terms of new markets entered both within Texas and also in other states.

There currently are no limitations on our ability to borrow funds. However, our limited resources may make it difficult to borrow additional funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of Gexa to borrow additional funds, or to provide funds for an additional infusion of capital, may have a material adverse affect on Gexa's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks.

On March 24, 2003 one of our Board members, Mr. Don Aron, agreed to purchase company receivables for $700,000. In consideration of the purchase, Mr. Aron shall receive a factoring fee of 3% per month for a minimum term of 60 days. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlotnik, our two largest shareholders and members of our management team were required to pledge their stock and provide personal guarantees to Mr. Aron.

Critical Accounting Policies

Revenue Recognition
-------------------

The Company's revenues are composed of retail electricity sales. The Company recognizes revenue and expenses in the month incurred based upon monthly usage period for each customer.

The Company also collects pass through charges on behalf of the Transmission and Distribution Charge Providers, TDPSs, who maintain the electricity grid and provide metering services to customers. These charges are passed on to the customer at cost and recorded as cost of goods sold to net against the charge recorded in revenues.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is increased each month by a fixed percentage of revenue based on historic expectations of bad debt occurrence, and will also be adjusted to anticipate issues relating to specific customers on a case by case basis. The aged receivables are reviewed and evaluated each week to facilitate identification of any accounts that are past due and may become uncollectible.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company as of the year ended December 31, 2002, and for the years ended December 31, 2002 and 2001.

                                      INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
  Independent Auditor's Report                                                                              32

  Balance Sheet                                                                                             34

  Statements of Operations                                                                                  36

  Statements of Stockholders' Equity                                                                        37

  Statements of Cash Flows                                                                                  38

  Notes to Financial Statements                                                                             41


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Gexa Corp.


We have audited the accompanying balance sheet of Gexa Corp. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corp. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ Hein + Associates LLP
February 21, 2003, except as to Note 16, which is as of March 25, 2003. Houston, Texas

                        Independent Auditors' Report

Board of Directors
Gexa Corp.
24 Greenway Plaza, Suite 1826
Houston, Texas 77046

Members of the Board:

We have audited the accompanying balance sheets of Gexa Corp. (a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corporation (a development stage enterprise) as of December 31, 2001 and 2000, and the results of its operations, its changes in stockholders' equity and its cash flows for the years then ended and for the period from January 1, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                      / s / Grassano Accounting, P.A.

Boca Raton, Florida
March 11, 2002 (except for Note 6 and 8, which are as of May 31, 2002)




                                          GEXA CORP.
                                         BALANCE SHEET

                                                                                 December 31,
                                    ASSETS                                           2002
                                    ------
                                                                               -----------------

Current assets:
     Cash and cash equivalents                                              $         3,399,962
     Accounts receivable, net                                                         6,880,792
     Other receivables                                                                   67,378
     Current deferred tax asset                                                         111,034
                                                                               -----------------
       Total current assets                                                          10,459,166

Property and equipment, net                                                             201,413

Deferred tax asset- long term                                                            83,820
Other assets                                                                            244,563
                                                                               -----------------

     Total assets                                                           $        10,988,962
                                                                               =================







                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving credit line                                                  $            28,033
     Credit facility                                                                    500,000
     Accounts payable and accrued liabilities                                         4,702,395
     Sales tax payable                                                                1,344,423
     Income tax payable                                                                 368,839
     Customer deposits                                                                  585,887
                                                                               -----------------
          Total current liabilities                                                   7,529,577

Notes payable-officer                                                                   100,000
Accrued interest payable- officer                                                        11,961
                                                                               -----------------

          Total liabilities                                                           7,641,538

Commitments and Contingencies (see Note 7)

Stockholders' equity:
     Preferred stock, $.05 par value;
           2,500,000 shares authorized;
          508,214 issued and outstanding                                                 25,412
    Common stock, $.01 par value; 75,000,000 shares authorized;
          7,604,528 shares issued (7,597,862 outstanding)                                76,046
     Additional paid-in capital                                                       6,194,608
     Less:  Stock subscriptions receivable                                             (13,848)
     Treasury Stock, at cost; 6,666 shares                                              (9,999)

     Accumulated deficit                                                            (2,924,795)
                                                                               -----------------

     Total stockholders' equity                                                       3,347,424
                                                                               -----------------

     Total liabilities and stockholders' equity                             $        10,988,962
                                                                               =================
                                                                               =================

                        See accompanying notes to financial statements.







                                         GEXA CORP.
                                  STATEMENTS OF OPERATIONS

                                                                         Years Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                 ------------- -- ------------
                                                                     2002            2001
                                                                 -------------    ------------


Sales                                                         $    19,038,804  $            -
Cost of sales                                                      15,264,611               -
                                                                 -------------    ------------
     Gross profit                                                   3,774,193               -
General and administrative expenses                                 2,816,458         852,830
                                                                 -------------    ------------
     Income (loss) from operations                                    957,735       (852,830)
Interest income                                                        23,284           4,783
Interest expense                                                      (9,660)         (6,018)
                                                                 -------------    ------------
     Income (loss) before income taxes                                971,359       (854,065)
Income tax expense (benefit)                                          331,471       (157,486)
                                                                 -------------    ------------

     Net income (loss)                                                639,888       (696,579)

Preferred stock dividend                                             (50,323)               -
                                                                 -------------    ------------

     Net income (loss) available to common stockholders       $       589,565  $    (696,579)
                                                                 =============    ============

Basic net income (loss) per share                             $           .08  $        (.17)
                                                                 =============    ============

Basic weighted average shares outstanding                           7,327,642       4,209,177
                                                                 =============    ============

Diluted net income (loss) per share                           $           .08  $        (.17)
                                                                 =============    ============

Diluted weighted average shares outstanding                         8,402,307       4,209,177
                                                                 =============    ============

                       See accompanying notes to financial statements.







                                           Preferred Stock                Common Stock
                                       ------------------------    ---------------------------
                                       ----------- --- --------    ------------- -- ----------
                                         Shares        Amount         Shares         Amount
                                         ------        ------         ------         ------

Balances, December 31, 2000 .........       944,495    $    47,225        348,142   $     3,481

Converted preferred stock into
common stock ........................      (944,495)       (47,225)        37,780           378
Issued common stock for services ....          --             --        4,115,000        41,150
Issued common stock to EZ Utilities
assets ..............................          --             --          300,000         3,000
Issued common stock for note interest          --             --           10,000           100
Sale of common stock ................          --             --        1,314,500        13,145
Contributions by officers ...........          --             --             --            --
Issued common stock to repay officer
loan ................................          --             --          360,000         3,600
Net loss ............................          --             --             --            --
                                        -----------    -----------    -----------   -----------

Balances, December 31, 2001 .........          --             --        6,485,422        64,854

Issued common stock for services ....          --             --          401,000         4,010
Sale of preferred stock .............       508,214         25,412           --            --
Sale of common stock ................          --             --          684,557         6,846
Company purchased treasury stock ....          --             --             --            --
Sale of treasury stock ..............          --             --             --            --
Warrants issued in financing
agreement ...........................          --             --             --            --
Warrants canceled from financing
agreement ...........................          --             --             --            --
Common stock dividend to preferred
stockholders ........................          --             --           33,549           336
Stock subscription receivable .......          --             --             --            --
Net income ..........................          --             --             --            --
                                        -----------    -----------    -----------   -----------

Balance December 31, 2002 ...........       508,214    $    25,412      7,604,528   $    76,046
                                        ===========    ===========    ===========   ===========






                                        Additional                      Stock
                                         Paid-in        Treasury     Subscription    Accumulated
                                         Capital         Stock       Receivable        Deficit         Total
                                         -------         -----       ----------        -------         -----

Balances, December 31, 2000 .........   $ 2,776,142    $      --      $      --      $(2,817,781)   $     9,067

Converted preferred stock into
common stock ........................        37,780           --             --             --           (9,067)
Issued common stock for services ....         7,680           --             --             --           48,830
Issued common stock to EZ Utilities
assets ..............................        57,600           --             --             --           60,600
Issued common stock for note interest         2,400           --             --             --            2,500
Sale of common stock ................       789,403           --             --             --          802,548
Contributions by officers ...........        30,800           --             --             --           30,800
Issued common stock to repay officer
loan ................................       356,400           --             --             --          360,000
Net loss ............................          --             --             --         (696,579)      (696,579)
                                        -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2001 .........     4,058,205           --             --       (3,514,360)       608,699

Issued common stock for services ....       297,240           --             --             --          301,250
Sale of preferred stock .............       900,218           --             --             --          925,630
Sale of common stock ................       788,958           --             --             --          795,804
Company purchased treasury stock ....          --          (60,000)          --             --          (60,000)
Sale of treasury stock ..............          --           50,001           --             --           50,001
Warrants issued in financing
agreement ...........................       300,000           --             --             --          300,000
Warrants canceled from financing
agreement ...........................      (200,000)          --             --             --         (200,000)
Common stock dividend to preferred
stockholders ........................        49,987           --             --          (50,323)          --
Stock subscription receivable .......          --             --          (13,848)          --          (13,848)
Net income ..........................          --             --             --          639,888        639,888
                                        -----------    -----------    -----------    -----------    -----------

Balance December 31, 2002 ...........   $ 6,194,608    $    (9,999)   $   (13,848)   $(2,924,795)   $ 3,347,424
                                        ===========    ===========    ===========    ===========    ===========






                                           GEXA CORP.
                                    STATEMENTS OF CASH FLOWS

                                                                        Years Ended
                                                                        December 31,
                                                           ---------------------------------------
                                                           ----------------- --- -----------------
                                                                 2002                  2001
                                                           -----------------     -----------------


Cash flows from operating activities:
Net income (loss)                                       $           639,888             (696,579)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities
     Depreciation and amortization                                  132,967                    78
     Stock issued for services                                      301,250               386,330
     Deferred income taxes                                         (37,368)             (157,486)
     Changes in operating assets and liabilities:
       Accounts receivable                                      (6,880,792)                     -
       Other receivables                                           (65,561)                     -
       Employee advances                                            (1,817)                     -
       Deposits                                                    (52,669)             (100,000)
       Prepaids                                                     (6,295)                     -
       Accounts payable and accrued liabilities                   4,484,890               217,505
       Sales tax payable                                          1,344,423                     -
       Income tax payable                                           368,839                     -
       Customer deposits                                            585,537                   350
       Accrued interest payable                                       8,443                 3,518
                                                           -----------------     -----------------

Net cash provided by (used in) operating activities                 821,735             (346,284)

Cash flows from investing activities-
     Purchases of property and equipment                          (232,907)               (1,550)

Cash flows from financing activities:
     Borrowings on credit facility                                  500,000                     -
     Increase in revolving credit line                               28,033                     -
     Proceeds from the sale of preferred stock                      925,630                     -
     Proceeds from notes payable                                          -               100,000
     Proceeds from sale of common stock                             795,804               842,215
     Additional contributions by officers                                 -                30,800
     Payments to corporate consultants                                    -              (33,500)
     Purchase of treasury stock                                    (60,000)


     Sale of treasury stock                                          50,001                     -
     Stock subscriptions receivable                                (13,848)                     -
     Payments for stock offering expenses                                 -               (6,167)
                                                           -----------------     -----------------

Net cash provided by financing activities                         2,225,620               933,348
                                                           -----------------     -----------------

Net change in cash and cash equivalents                           2,814,448               585,514

Cash and cash equivalents at beginning of year                      585,514                     -
                                                           -----------------     -----------------

Cash and cash equivalents at end of year                $         3,399,962               585,514
                                                           =================     =================

Supplemental Disclosure of Cash Flows Information


Cash paid during the period for interest                $             1,184     $               -
                                                               ------------        --------------


Cash paid during the period for taxes                   $                 -     $              -
                                                          -----------------       --------------


                See accompanying notes to financial statements.

                                   Gexa Corp.
                          Notes to Financial Statements

1. Organization

Gexa Corp. ("the Company" or "Gexa") was incorporated on April 1, 1985 under the laws of the state of Nevada for the purpose of exploring and developing silver and gold mineral properties in the Western United States.

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

On August 2, 2001, the Company received its license from the Texas Public Utility Commission to serve as a provider of electricity to residential and commercial customers in deregulated markets within the state of Texas. On January 1, 2002, Gexa began to provide retail electric services in the State of Texas.

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue and Cost Recognition

Sales of electric power are recognized as the power is delivered to the Company's customers. Sales represent the total proceeds from energy sales-including pass through charges from the Transmission and Distribution Provdiders (TDSPs) billed to the customer at cost. Cost of sales includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company- Oncor in the greater Dallas area and CenterPoint in the greater Houston area. TDSP charges are costs for metering services and maintenance of the electric grid.

Use of estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of twelve months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed when incurred.

Substantially all of the Company's assets are classified as furniture, computer hardware, computer software, or other technology-related items. All of these items are depreciated on a straight-line basis over a three year period. Due to the nature of these items, no salvage values are retained.

Intangible Assets

Intangible assets consist of software development and a website portal owned by the Company. This asset is not depreciated as it is being held with the intention that it will be sold.

Long-Lived Assets

The Company periodically
reviews the values assigned to long-lived assets to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which required deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (loss) per share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share. Basic earnings (losses) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the common stock equivalents were exercised, and if all of the preferred stock had been converted to common shares.

Comprehensive income

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income (other than earnings of the Company); consequently, no separate statement of comprehensive income has been presented.

Recent accounting pronouncements

In December 2002, SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, was issued. This Statement provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based compensation. Prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on reported results is required. The provisions of FAS 148 are effective for financial statements for fiscal years & interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the company.


3. Accounts Receivable

The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the revenues associated with electric power delivered to customers as of the end of the month, but not yet billed.

The allowance for bad debt at December 31, 2002 was designed, and is expected, to cover all bad debt relating to 2002 that will potentially be written off subsequent to year end. The Company writes off receivables related to accounts for which payment has not been received for 60 days and for which no suitable payment plan can be established. Also, on a case-by-case basis if a customer is discovered to be likely unable to satisfy their current financial obligations, the account will be reserved and written off if no suitable payment plan can be established within a reasonable period of time.

As of December 31, 2002, Accounts Receivable contains billed receivables, allowance for doubtful accounts and unbilled receivables as follows:

Billed receivables                                  $                   3,400,556
Allowance for doubtful accounts                                         (326,570)
Unbilled receivables                                                    3,806,806
                                                        --------------------------

Accounts receivable, net                            $                   6,880,792
                                                        ==========================

4. Property and Equipment

Property and equipment by asset class at December 31, 2002 consisted of the following:

               Asset Class                    Estimated Life

Computers and printers                           3 years         $           55,125
Furniture and fixtures                           3 years                    108,135
Telephone system                                 3 years                     33,831
Software and programs                            3 years                     37,288

Less: accumulated depreciation                                             (32,966)
                                                                    ----------------
                                                                    ----------------

Property and equipment, net                                      $          201,413
                                                                    ================

5. Other Assets

Other assets at December 31, 2002 consisted of the following:

Deposits                                        $                     152,669
Intangible assets- held for sale                                       85,600
Prepaids                                                                6,294
                                                    --------------------------
                                                    --------------------------

Total other assets                              $                     244,563
                                                    ==========================

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2002 consisted of the following:

Trade payables                                              $              108,274
Accrued electricity purchases                                            2,934,627
Accrued sales commissions                                                   10,203
Accrued TDSP charges                                                     1,649,291
                                                               --------------------
                                                               --------------------

Total accounts payable and accrued liabilities             $             4,702,395
                                                               ====================

7. Commitments and Contingencies

The Company receives the bulk of its electricity for resale through advance contract purchases. As of December 31, 2002, the Company has contracts for the future delivery of electricity in the amount of $23,172,662 for 2003. The Company has no commitments for delivery of electricity beyond December 31, 2003.

At December 31, 2002, the Company's lease commitments included a rental contract through April 2007 for its corporate offices, and cancelable operating leases for document production and postal machines ending in 2006. Lease expense for the company was $81,112 and $9,174 in 2002 and 2001, respectively. The approximate minimum future obligations for rent and operating leases, by fiscal year, are as follows:

                          2003            $                117,000
                          2004                             117,000
                          2005                             117,000
                          2006                             110,000
                          2007                              25,000
                                              ---------------------
                                              ---------------------

                          Total                            486,000
                                              =====================
8. Related Party Transactions

On May 31, 2001, the Chairman and Chief Executive Officer of the Company lent the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. Interest is accrued and to be paid on return of the principal on or before May 31, 2006.

9. Credit Facility

At December 31, 2002, the Company had a $500,000 credit facility provided by an unrelated corporation as part of a financing agreement that was terminated effective December 31, 2002. Under the terms of the termination, the balance outstanding was repaid in January 2003. In addition to repaying the credit outstanding, effective December 31, 2002 the Company terminated the unrelated corporation's 300,000 stock warrants that had been issued as part of the financing agreement. During the course of the agreement, $100,000 of interest expense had been recognized.

10. Stock Transactions

During the twelve months ended December 31, 2002, the Board authorized stock issuances as follows; of 86,000 shares of common stock to consultants for services valued at $88,750; 3,000 shares of common stock to an employee for services valued at $3,000; and 10,000 shares of common stock valued at $20,000 to an independent contractor in lieu of commissions; 300,000 shares to a Board member in exchange for $112,500 and a marketing agreement valued at $187,500; and one employee was awarded merit-based compensation in the form of 2,000 common shares of Gexa stock valued at $1.00 per share.

During the twelve months ended December 31, 2002, the Company issued stock options to its primary creditor as part of the Company's financing agreement. The options for 300,000 shares are valued at $300,000 and were amortized at $8,333 per month to match the three year term of the financing agreement. At December 31, 2002, the financing agreement was terminated and the value of the options, net of amortization, was retired. See Note 9.

During the twelve months ended December 31, 2002, the Company issued 33,549 shares of common stock, valued at $50,323, as dividend payments to holders of the Company's preferred stock.

During the twelve months ended December 31, 2002, three employees exercised their stock options to purchase 32,000 shares of common stock at $1.00 per share. During the nine months ended September 30, 2002, one of the three employees was terminated and that employee's 5,000 shares were canceled. As of December 31, 2002, only one employee has not yet fully paid for them, resulting in stock subscriptions receivable of $13,848. The shares are being held by the Company for the benefit of that employee until payment has been made in full. In the event payment is not made by the employee by May 1, 2003, the remaining shares for which money is owed shall be cancelled.

During the twelve months ended December 31, 2002, 508,214 shares of preferred stock were issued. These shares are convertible to common stock.

During the year ended December 31, 2002, 100,050 in stock warrants were issued to shareholders and promoters. As of December 31, 2002, none of these warrants have been exercised. 50,000 of these warrants allow the purchase of one share of stock at $2.25- with the warrants expiring on July 1, 2003. The remaining 50,050 warrants provide for the purchase of one share of stock at $1.75 and expire on August 31, 2003.

As of December 31, 2001, 1,301,872 warrants had been issued to promoters and shareholders permitting the purchase of shares of common stock at $1.75 per share. These warrants expired on August 31, 2002. 185,557 of these warrants were exercised prior to the expiration date, and the remaining 1,116,315 expired on August 31, 2002.

11.  Stockholder's Equity

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2001 and 2002:

                                                                      2002              2001
                                                                  ------------- --- --------------

Basic:
Basic weighted average shares outstanding                            7,327,642          4,209,177
                                                                  =============     ==============
                                                                  =============     ==============

Net (loss) income                                             $        639,888  $       (696,579)
Convertible preferred stock dividend                                    50,323                  -

Net (loss) income attributable to common shareholders                  589,565          (696,579)
                                                                  -------------     --------------
Per share amount                                              $           0.08  $          (0.17)
                                                                  =============     ==============

Diluted:
Basic weighted average shares outstanding                            7,327,642          4,209,177
Net effect of dilutive stock options
    based on the treasury stock method                                 600,000                  -
Assumed conversion of convertible
    preferred stock                                                    474,665                  -
                                                                  -------------     --------------
Total                                                                8,402,307          4,209,177
                                                                  -------------     --------------

Net (loss) income                                             $        639,888  $       (696,579)
                                                                  -------------     --------------
Per share amount                                              $           0.08  $          (0.17)
                                                                  =============     ==============


At December 31, 2002, there were 685 common stock equivalents that would be anti-dilutive and were excluded from the computation of diluted earnings per share.

For 2001, stock options and the convertible stock would be anti-dilutive and are excluded from the computation of diluted earnings per share.

Stock-Based Compensation

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No.25 during the two years ended December 31, 2001 and 2002.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2001 and 2002: risk-free interest rate of 5.0% for 2001 and 2002; expected lives of three years, assumed volatility of 1% for 2001 and 124% for 2002; and no expected dividends.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 148 had been applied.

                                                             2002                                     2001
                                           -------------------------------------     ------------------------------------
                                                          Pro Forma                                Pro Forma
                                                As       Stock Option      Pro            As     Stock Option     Pro
                                             Reported      Expense        Forma        Reported     Expense      Forma
                                           ------------- ------------    -------     ----------  ------------ -----------


Net (loss) income attributable to
 common shareholders                       $     589,565        --     $ 589,565     $  (696,579)   (80,786)   $ (777,365)
Basic (loss) earnings per common share              0.08        --          0.08           (0.17)     (0.01)        (0.18)
Diluted (loss) earnings per common share   $        0.08        --     $    0.08     $     (0.17)     (0.01)   $    (0.18)

Stock Options Activity

Stock options granted in 2001 have an exercise price of $1.50 per share, were fully vested as of December 31, 2001, and expire on December 31, 2005. Stock options granted in 2002 have an exercise price of $2.00 per share, will vest on June 1, 2003, and expire on June 1, 2005.

                                                                       Average Per Share
                                                              -------------------------------------
                                              Shares
                                             Subject             Exercise               Fair
                                            To Option             Price                Value
                                          ---------------     ---------------     -----------------

Balance at December 31, 2000                           -                   -                     -

Granted                                          600,000   $            1.50   $              1.50
Exercised                                              -                   -                     -
Cancelled                                              -                   -                     -
                                          ---------------     ---------------     -----------------
                                          ---------------     ---------------     -----------------

Balance at December 31, 2001                     600,000
                                          ---------------     ---------------     -----------------
                                          ---------------     ---------------     -----------------

Granted                                          250,000                2.00                  1.70
Exercised                                              -                   -                     -
Cancelled                                              -                   -                     -
                                          ---------------     ---------------     -----------------
                                          ---------------     ---------------     -----------------

Balance at December 31, 2002                     850,000                       $              1.70
                                          ===============                         =================

12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                                             2002                    2001
                                                       -----------------       -----------------
                                                       -----------------       -----------------

Current expense                                  $             368,839   $                   -
Deferred benefit                                               (37,368)               (157,486)
                                                       -----------------       -----------------
                                                       -----------------       -----------------

Total income tax expense (benefit)                $             331,471   $           (157,486)
                                                       =================       =================

The deferred tax asset at December 31, 2002 is comprised of the following:

Allowance for bad debts                                            $         111,034
Amounts capitalized for tax and not for book                                  83,820
                                                                       --------------
                                                                       --------------

Deferred tax asset                                                 $         194,854
                                                                       ==============

13. Employee Benefits

The Company offers a PPO Health Plan to all full time employees after the first month of full time service. The Company pays for 75% of the employee's coverage, with the employee responsible for the remaining 25% plus any expenses for added family members. The Company also offers Dental Insurance at employee expense and a 401K plan- both of which become available after one month of full time service. At this time, the Company is not offering matching contributions to any employee contributions to their 401K accounts.

14. Legal Proceedings

As of and for the year ended December 31, 2002, the Company neither engaged in nor was subject to any material legal proceedings.

15. Concentration of Credit Risk

For the year ended December 31, 2002, the Company's primary supplier of electricity was TXU. Additional supplies were purchased from BP, ANP and Coral Energy. In November 2002, the Company became its own Qualified Scheduling Entity
(QSE), allowing us to buy and sell power in the balancing markets to ensure our supply needs over and above contract purchases each day covers all usage by our customers. Prior to November 2002, the Company's QSE services were provided by TXU.

As of December 31, 2002, the Company has secured several large commercial customers, however none is of sufficient size to pose a significant threat to our cash flow or ability to continue operations in the event of default, refusal to pay, or undue delay in payment. At December 31, 2002, no single customer accounted for more than 3% of revenues.

16. Subsequent Events

Effective January 20, 2003, the Company entered into a new financing agreement with an unrelated public company to serve as the Company's primary provider of electricity. Upon initiation of this agreement, the Company repaid the $500,000 credit facility that had been extended by an unrelated corporation as part of the Company's previous financing agreement. See Note 9.

Related Party Transaction:
On March 24, 2003 one of our Board members, Mr. Don Aron, agreed to purchase company receivables for $700,000. In consideration of the purchase, Mr. Aron shall receive a factoring fee of 3% per month for a minimum term of 60 days. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlontik, our two largest shareholders and members of our management team were required to pledge their stock and provide personal guarantees to Mr. Aron.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
At present, we have two executive officers and five directors. We have elected to maintain seven board seats to serve one year terms. We may elect more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.
The following table sets forth as the name, age and position held with respect to our directors and executive officer:

Name
                              Age                 Positions                     Term
Neil Leibman                   42             Chairman and CEO                one year
Marcie Zlotnik                 40          President, and Director            one year
Don Aron                       57                 Director                    one year
Stuart C. Gaylor               41                 Director                    one year
Dan C. Fogarty                 38                 Director                    one year
Bobby Orr                      42                 Director                    one year
Tom D. O'Leary                 44                 Director                    one year

Mr. Leibman, CEO: Mr. Neil Leibman has an undergraduate degree from Emory University and a Juris Doctor and Master of Business Administration degree from the State University of New York at Buffalo. Since 1984, Mr. Leibman had been practicing law in Texas. His law firm specialized in corporate law and business litigation. In addition, he serves as Vice Chairman of the Board of Trustees of The Fay School and sits on the Development Council of Texas Children's Hospital. Mr. Leibman has not held any position in a reporting public company during the last five years.

Ms. Marcie Zlotnik, President: Ms. Zlotnik graduated in 1987 from the University of Texas at Austin with a Bachelor of Business Administration in Accounting. Ms. Zlotnik has been working in the telecommunication industry for the last 10 years. During these years, Ms. Zlotnik was Chief Operating Officer for Coastal Telephone Company, which was sold to Broadwing Communication. Following her managing position at Coastal Telephone Company, Ms. Zlotnik became President of TotalNet Communications, Inc., a long distance telephone company in Houston, Texas which she subsequently sold to GST Telecom. Ms. Zlotnik has not held any position in a reporting public company during the last five years.

Don Aron: Mr. Aron received his Bachelor's Degree in Business in 1968 and afterward served six years in the United States Air Force Reserves. Although his business career has primarily evolved within the real estate industry, his emphasis in recent years has been on investments including mezzanine capital, bridge capital and venture financing.

Mr. Aron has been associated with numerous private and public companies, and currently serves on several corporate boards. Mr. Aron is also a very active philanthropist- particularly with Houston Juvenile Diabetes Foundation where he holds the first Chairman's role for JDF Friends.

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

Tom D. O'Leary: Mr. O'Leary received an undergraduate degree of Architecture in 1981 and a Master of Business Administration degree in 1984, both from the University of Houston. Since 1991 he has been president of PDS Group and PDS Management Group, LLC, a real estate project management company focused on independent oversight for construction and development projects throughout the Southwest. Mr. O'Leary currently sits on the Board of The Fay School and MUD 89 located in Montgomery County.

Section 16(a) Beneficial Ownership Reporting

Compliance:
Name of Officer/Director
                                                            Forms Filed
Neil Leibman                                             Forms 3, 4  and 5
Marcie Zlotnik                                           Forms 3, 4  and 5




ITEM 10. EXECUTIVE COMPENSATION
--------------------------- -------- ---------- --------------- ------- ----------------------------------------- --------------

                                                                                 Long Term Compensation
                                                                        ------------------------------ ----------

                                            Annual Compensation                    Awards               Payouts
--------------------------- -------- ---------------------------------- ------------------------------ ----------

           (a)                (b)       (c)       (d)         (e)            (f)             (g)          (h)          (i)
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------

Name and Principal           Year     Salary     Bonus   Other Annual     Restricted     Securities    LTIP         All other
Position(1)                                              Compensation    Stock Award     Underlying     Payouts   compensation
                                                                                         Options/SAR
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
                                                  ($)         ($)            ($)             (#)          ($)          ($)
                                        ($)
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
                             2002     117,000    8,000         0              0               0            0            0
Neil Leibman, Chairman
and CEO since 3-2001
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Marcie Zlotnik,              2002     111,000    8,000         0              0               0            0            0
President, Director since
3-2001
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Don Aron, Director since     2002        0         0           0              0               0            0         93,750
2-2002
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Stuart C. Gaylor,            2002        0         0           0              0               0            0            0
Director since 3-2001
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Dan C. Fogarty,              2002        0         0           0              0               0            0            0
Director since 3-2001
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Bobby Orr, Director since    2002        0         0           0              0               0            0            0
3-2001
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Justin L. Rice              2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Gary L. Rice                2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
David E.P. Lindh            2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Henry C.B. Lindh            2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Robert McDougal             2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Dale Stringfellow           2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------
Laura B. Kalbfleisch        2000-1991    0         0           0              0               0            0            0
--------------------------- -------- ---------- -------- -------------- --------------- -------------- ---------- --------------

(1) All new officers commenced serving in such positions in March 2001. Since our discharge from bankruptcy in 1992- through 2001, we paid no executive compensation, because we lacked the cash flow and financial resources. The
Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Gexa as of March 21, 2003, and the date of the filing of this Form 10-KSB for the year ended December 31, 2002, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.

                                                                               Amount and Nature of     Percent of Class
                                                                               Beneficial Ownership      Outstanding(a)
Name and Address of Beneficial Owner

Neil Leibman, CEO, 24 Greenway, Suite 1826, Houston, TX 77046(1)                            3,500,000
                                                                                                                    46.03%
Marcie Zlotnik, President, 24 Greenway, Suite 1826, Houston, TX 77046                       1,000,000
                                                                                                                    13.15%
Don Aron, Director
                                                                                              150,000                1.97%
Stuart Gaylor, Director
                                                                                               33,334                 .44%
All Officers and Directors as a Group (one person)
                                                                                            4,683,334               61.59%

(a) Based on 7,604,528 shares of Common Stock outstanding as of March 21, 2003.

(1) Mr. Leibman became the Company's Chairman and CEO in March 2001. These shares include the restricted shares issued to Boxer Capital, Ltd., an entity controlled by Mr. Leibman and 360,000 restricted shares issued after conversion of a $25,000 note.

(2) Ms. Zlotnik became the Company's President and director in March 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions or proposed transactions, to which the Company was or is to be a party, in which any Officer, Director or Control Person had a direct or indirect material interest occurred during the last two fiscal years:

On March 21, 2001, the Company issued 2,840,000 shares of common stock to the Company's Chairman, Neil Leibman and 960,000 shares to the Company's President, Marcie Zlotnik in lieu of compensation. The Company issued issued 120,000 restricted shares to former directors of the Company.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits


Exhibit No.                                                 Description

3.1             Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8KA filed June 21, 2001.

3.2             Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                8KA filed June 21, 2001.

99.1*           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

* filed herewith


(B) Reports on Form 8-K
Current Report on Form 8-K dated August 7, 2002, announcing a change in the Company's independent auditor to Hein + Associates LLP.

ITEM 14.      CONTROLS AND PROCEDURES

Our management, including our CEO and President, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our CEO and President have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Gexa Corp.

By: /s/
Neil Leibman, Chairman and CEO
Houston, TX
Dated: March 31, 2003

Gexa Corp.

By: /s/ Marcie Zlotnik
Marcie Zlotnik, President
Houston, TX
Dated: March 31, 2003

By: /s/ Don Aron                            March 31, 2003
----------------
        Don Aron
        Director

By: /s/ Stuart C. Gaylor                    March 31, 2003
------------------------
        Stuart C. Gaylor
        Director

By: /s/ Bobby Orr                           March 31, 2003
-----------------
        Bobby Orr
        Director

I, Neil Leibman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gexa Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ""Evaluation Date""); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 31, 2003

By:_/s/ Neil Leibman
Neil Leibman
Chairman and CEO
(Principal Executive Officer)

I, Marcie Zlotnik, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gexa Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ""Evaluation Date""); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 31, 2003

By:_/s/ Marcie Zlotnik
Marcie Zlotnik
President
(Principal Financial Officer)

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Gexa Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, each of I Neil Leibman, Chairman CEO of the Company and I, Marcie Zlotnik, President of the Company cerrtify separately and independently, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec .906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Gexa Corp. and will be retained by Gexa Corp. and furnished to the Securities and Exchange Commission or it staff upon request.


By:_/s/ Neil Leibman                        March 31, 2003
    ----------------
     Neil Leibman
     Chairman and CEO
     (Principal Executive Officer)


By:_/s/ Marcie Zlotnik                      March 31, 2003
    ------------------
     Marcie Zlotnik
     President
     (Principal Financial Officer)