Form 10QSB
period 2003-03-31
GEXA CORP
filed 2003-05-15
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
         (Mark one)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission file number: 0-16179
                                                 -------
                                   Gexa Corp.
                                   ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 par value 7,604,528 shares outstanding as of May 12, 2003
Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION                    Page

Item 1. Financial Statements                                              3
Item 2. Management's Plan of Operation                                    9
Item 3. Controls and Procedures                                          11

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                12
Item 2. Changes in Security                                              12
Item 3. Default Upon Senior Securities                                   12
Item 4. Submission of Matters to a Vote of Security Holders              12
Item 5. Other Information                                                12
Item 6. Exhibits and Reports on Form 8-K                                 12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the condensed financial statements for the Company for the three month periods ended March 31, 2003 and 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

  Condensed Balance Sheets March 31, 2003 (Unaudited)
   and December 31, 2002                                                  3

  Condensed Statements of Operations for the Three Months
   ended March 31, 2003  and 2002 (Unaudited)                             4

  Condensed Statements of Cash Flows for the Three Months
   ended March 31, 2003 and 2002 (Unaudited)                              5

  Notes to Condensed Financial Statements                                 6


                                   GEXA CORP.
                            CONDENSED BALANCE SHEETS

                                                                           March 31,                December 31,
                                            ASSETS                           2003                       2002
                                                                       ------------------       ---------------------
                                                                          (unaudited)

Current assets:
     Cash and cash equivalents                                      $          3,047,471     $             3,399,962
     Accounts receivable, net                                                  9,712,729                   6,880,792
     Other receivables                                                            62,752                      67,378
     Deferred tax asset                                                          267,711                     111,034
                                                                       ------------------       ---------------------
         Total current assets                                                 13,090,663                  10,459,166

Property and equipment, net                                                      219,058                     201,413

Deferred tax asset                                                                58,936                      83,820
Other assets                                                                     250,990                     244,563
                                                                       ------------------       ---------------------

       Total assets                                                 $         13,619,647     $            10,988,962
                                                                       ==================       =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Credit Facility                                                $                  -  $                  500,000
     Revolving credit line                                                     1,002,140                      28,033
     Notes payable- director                                                     700,000                           -
     Accounts payable and accrued liabilities                                  6,294,325                   4,702,395
     Sales tax payable                                                           853,638                   1,344,423
     Income tax payable                                                          368,839                     368,839
     Accrued interest payable                                                      4,900                           -
     Customer deposits                                                         1,193,761                     585,887
                                                                       ------------------       ---------------------
            Total current liabilities                                         10,417,603                   7,529,577

Long-term liabilities:
     Notes payable- officer                                                      100,000                     100,000
     Accrued interest payable                                                     14,072                      11,961
                                                                       ------------------       ---------------------
            Total long-term liabilities                                          114,072                     111,961
                                                                       ------------------       ---------------------

       Total liabilities                                                      10,531,675                   7,641,538
                                                                       ------------------       ---------------------




Stockholders' equity:
     Preferred stock $.05 par value; 2,500,000 shares authorized;
          508,214 issued and outstanding                                          25,412                      25,412
     Common stock, $.01 par value; 75,000,000 shares authorized;
         7,604,528 shares issued and outstanding                                  76,046                      76,046
     Additional paid-in capital                                                6,194,608                   6,194,608
     Less:  Stock subscriptions receivable                                      (13,848)                    (13,848)
     Treasury Stock, at cost; 26,666 shares                                      (9,999)                     (9,999)

     Accumulated deficit                                                     (3,184,247)                 (2,924,795)
                                                                       ------------------       ---------------------

       Total stockholders' equity                                              3,087,972                   3,347,424
                                                                       ------------------       ---------------------

       Total liabilities and stockholders' equity                   $         13,619,647     $            10,988,962
                                                                       ==================       =====================

     See accompanying notes to condensed financial statements.


                                   GEXA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             For the                   For the
                                                                              Three                     Three
                                                                          Months Ended              Months Ended
                                                                             March 31,                 March 31,
                                                                               2003                      2002
                                                                       --------------------      --------------------


Sales                                                               $           12,920,302    $              339,126

Cost of sales                                                                   12,184,582                   314,728
                                                                       --------------------      --------------------

Gross profit                                                                       735,720                    24,398

General and administrative expenses                                              1,121,607                   473,015
                                                                       --------------------      --------------------

Loss from operations                                                             (385,887)                 (448,617)

Interest income                                                                      1,960                     4,506

Interest expense                                                                   (7,318)                   (2,111)
                                                                       --------------------      --------------------

Loss before taxes                                                                (391,245)                 (446,222)

Income tax benefit                                                               (131,793)                 (151,715)
                                                                       --------------------      --------------------

Net loss                                                            $            (259,452)    $            (294,507)
                                                                       ====================      ====================

Basic net loss per share                                            $                (.03)    $                (.04)
                                                                       ====================      ====================

Basic weighted average shares outstanding                                        7,604,528                 7,020,950
                                                                       ====================      ====================

Diluted net loss per share                                          $                (.03)    $                (.04)
                                                                       ====================      ====================

Diluted weighted average shares outstanding                                      7,604,528                 7,020,950
                                                                       ====================      ====================


     See accompanying notes to condensed financial statements.



                                   GEXA CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the                  For the
                                                                            Three                    Three
                                                                        Months Ended              Months Ended
                                                                          March 31,                March 31,
                                                                            2003                      2002
                                                                     --------------------     ---------------------


Cash flows from operating activities:
Net loss                                                          $            (259,452)   $             (294,507)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                                               21,966                    25,234
      Stock issued to officers, directors
       and consultants for services                                                    -                   279,250
      Deferred tax benefit                                                     (131,793)                 (151,715)
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (2,831,937)                 (324,731)
         Other receivables                                                         4,626                   (4,000)
         Other Assets                                                            (6,427)                   (1,140)
         Accounts payable and accrued liabilities                              1,591,930                    60,046
         Sales tax payable                                                     (490,785)                    27,719
         Customer deposits                                                       607,874                    52,370
         Accrued interest payable                                                  7,011                     2,111
                                                                     --------------------     ---------------------

Net cash used in operating activities                                        (1,486,987)                 (329,363)
                                                                     --------------------     ---------------------

Cash flows from investing activities:
      Purchases of equipment                                                    (39,611)                  (13,302)
                                                                     --------------------     ---------------------

Cash flows from financing activities:
      Payments on credit facility                                              (500,000)                         -
      Borrowings on revolving credit line                                        974,107                         -
      Proceeds from the sale of preferred stock                                        -                   496,499
      Proceeds from notes payable- director                                      700,000                         -
      Proceeds from sale of common stock                                               -                   571,376
      Payments to stock brokers                                                        -                 (169,851)
                                                                     --------------------     ---------------------

Net cash provided by financing activities                                      1,174,107                   898,024
                                                                     --------------------     ---------------------

Net change in cash                                                             (352,491)                   555,359

Cash and cash equivalents at beginning of period                               3,399,962                   585,514
                                                                     --------------------     ---------------------

Cash and cash equivalents at end of period                        $            3,047,471                 1,140,873
                                                                     ====================     =====================
                Supplemental Disclosure of Cash Flows Information
      Cash paid for interest                                      $                  307   $                     -
                                                                     ====================     =====================


     See accompanying notes to condensed financial statements

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2003

As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Gexa" mean Gexa Corp., a Texas corporation.

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Revenue and Cost Recognition

Sales of electric power are recognized as the power is delivered to the Company's customers. Sales represent the total proceeds from energy sales-including pass through charges from the Transmission and Distribution Providers (TDSPs) billed to the customer at cost. Cost of sales includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company- Oncor in the greater Dallas area and CenterPoint in the greater Houston area. TDSP charges are costs for metering services and maintenance of the electric grid.

3. Accounts Receivable

The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the revenues associated with electric power delivered to customers as of the end of the month, but not yet billed. The allowance for bad debt is estimated to cover all bad debt relating to account balances at a particular point in time that will potentially be written off in subsequent periods. The Company writes off receivables related to accounts for which payment has not been received for 60 days and for which no suitable payment plan can be established. Also, on a case-by-case basis if a customer is discovered to be likely unable to satisfy their current financial obligations, the account will be reserved and written off if no suitable payment plan can be established within a reasonable period of time. As of March 31, 2003, Accounts Receivable contains billed receivables, allowance for doubtful accounts and unbilled receivables as follows,

Billed Receivables                      $                 4,904,445
Allowance for Doubtful Accounts                           (459,084)
Unbilled Receivables                                      5,267,368
                                             -----------------------

Accounts Receivable, net                                  9,712,729
                                             -----------------------

4. Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, issued in December 2002.


                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                         --------------------------------------
                                                                                                 2003                2002
                                                                                         ------------------      --------------
Pro forma impact of fair value method (FAS 148)

Reported net income (loss) attributable to common stockholders                           $       (259,452)    $      (294,307)
Less: fair value impact of employee stock compensation                                           (100,291)                   -
                                                                                         ------------------      --------------
Pro forma net loss attributable to common stockholders                                   $       (359,743)    $      (294,307)
                                                                                         ==================      ==============

Loss per common share
Basic and diluted- as reported                                                          $       (.03)        $       (.04)
Basic and diluted- pro forma                                                            $       (.05)        $       (.04)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                                           5%                  5%
Expected life                                                                                   3 yrs.              3 yrs.
Expected volatility                                                                              124%                124%
Expected dividend yield                                                                          0.0%                0.0%


5. Significant Events

During the three months ended March 31, 2003, there was an unexpected volatile price swing in the natural gas market which is the primary determinant of electricity prices. This unexpected price increase occurred over a three day period at the end of February 2003. As a result, open market electricity prices increased substantially along with average committed electricity volumes related to our daily customer usage.

The approximate exposure to the Company from this event was $700,000 with approximately $400,000 attributable to increased volume demand and $300,000 attributable to increased delivery costs. The Company had procedures in place to protect against such volatility. However those procedures, related to our wholesale creditor relationship, were not able to provide ideal protection against exposure. Under the Company's current wholesale creditor agreement, procedures have been implemented that will specifically limit such risks in the future.

On March 24, 2003, one of our Board Members, Mr. Don Aron, agreed to purchase Company receivables for $700,000. In consideration of the purchase, Mr. Aron shall receive a factoring fee of 3% per month for a minimum term of 60 days. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlotnik, our two largest stockholders and members of our management team, were required to pledge their stock and provide personal guarantees to Mr. Aron.

At the end of March 2003, the Company negotiated a revolving line of credit with an unrelated party in the amount of $650,000 at an effective interest rate of 13% with interest payments to be made at the end of each month beginning on April 30, 2003.

6. Subsequent Event

During the three months ended March 31, 2003, the Company began advance signups of new customers in two new markets- AEP-Central Power and Light in south Texas including the Corpus Christi area, and AEP-West Texas Utilities in the western portion of the state. In April of 2003, the Company formally entered those marketplaces and began to offer electric service to customers in both areas.

Item 2. Management's Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.

Results of Operations

Operating results of the first quarter ended March 31, 2003 compared to the first quarter ended March 31, 2002 are reflective of the fact the Company first began revenue-generating operations on January 1, 2002. Sales increased from $339,126 for the quarter ended March 31, 2002 to $12,920,302 for the quarter ended March 31, 2003. This is indicative of the growth the Company has experienced in its first fifteen months of operations. Cost of sales has increased on similarly proportionate terms, from $314,728 to $12,184,582. General and administrative expenses have increased at a far slower rate, going from $473,015 to $1,121,607 in the quarters ended March 31, 2002 and 2003 respectively. From its inception, the Company has incurred basic expenses needed for operations at any size- including salaries for specialized personnel, rent, computer equipment and a phone system- and these basic expenses did not require increases proportionate to sales growth in the past year for the Company to meet its operating needs.

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

This Quarterly Report contains disclosures related to our business operations of providing electricity which became a deregulated industry in the state of Texas effective January 1, 2002. In August 2001, the Public Utility Commission of the State of Texas approved Gexa's license to become a retail provider of electricity to residential and commercial customers in Texas. Under Texas law, since January 1, 2002, customers have had the option to purchase electricity from independent providers, such as Gexa. Our disclosure may involve certain estimates and plans related to the business of providing electricity, which is a newly deregulated industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know, nor can we predict with any degree of certainty, the future growth of the deregulated electricity industry in the State of Texas in which we have operated since January 1, 2001. If our assumptions about any events, trends and activities, and specifically about this new business opportunity are incorrect, it could materially impact our current projections. Our limited resources could also have a material negative impact on our operations.

Liquidity and Capital Resources

At March 31, 2003, we had current assets of $13,090,663, consisting primarily of cash and cash equivalents, and accounts receivable. As of March 31, 2003, we had other assets of $250,990 which included a ninety day certificate of deposit in the amount of $100,000 required by the State of Texas Public Utility Commission in connection with our application to become a reseller of electricity after commencement of deregulation on January 1, 2002. Other assets also included prepaid expenses of $6,766, and a data base valued at $85,600. Our total assets at March 31, 2003 were $13,619,647.

At March 31, 2003, we had current liabilities of $10,417,603, which consisted of accounts payable, accrued electricity and TDSP charges, sales tax payable, income tax payable, two revolving credit lines and customer deposits. Current liabilities also included a payment due within 60 days on a related party note payable. See Note 5 for further discussion. Our long-term liabilities consisted of an interest bearing five year promissory note at 6% issued to our Chairman in the amount of $100,000.

Negative operating cash flow for the three months ended March 31, 2003 is largely related to an unexpected volatile price swing in the natural gas market which is the primary determinant of electricity prices. This unexpected price increase occurred over a three day period at the end of February 2003. As a result, open market electricity prices increased substantially along with average committed electricity volumes related to our daily customer usage. The Company's exposure was approximately $700,000. (See Note 5 for further discussion)

We believe our rapid growth will continue in the Texas market for 2003. In April 2003, we entered the AEP- Central Power and Light, and AEP- West Texas Utilities markets which should also greatly contribute to our growth. (See Note 6 for further discussion.) We have no plans to enter additional markets without raising additional capital in advance. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence.

In order to sustain our current growth, we will need to secure lines of credit and engage in fundraising via the sale of stock in 2003. Also, in order for us to move into deregulated markets in other states, we will have to raise additional capital.

We may determine to seek to raise additional funds from the sale of equity or debt securities or other borrowings. We may issue additional shares and, to the extent that such additional shares are issued, our stockholders will experience a dilution in their ownership interest.

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

Item 3.  Controls and Procedures

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

Gexa Corp.

By: /s/ Neil Leibman
   -----------------
Neil Leibman, Chairman and CEO
Dated: May 12, 2003
Houston, Texas

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

---------------------------------
Neil Leibman
Chief Executive Officer
Dated: May 12, 2003

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

---------------------------------
Marcie Zlotnik
President
Dated: May 12, 2003