Form 10QSB
period 2003-06-30
GEXA CORP
filed 2003-08-14
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark one)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission file number: 0-16179

                                   Gexa Corp.

        (Exact name of small business issuer as specified in its charter)


                  Texas                                 76-0670175
       ------------------------------        --------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)



         24 Greenway Plaza, Suite 1826, Houston, TX            77046
         ------------------------------------------            -----
          (Address of principal executive offices)           (Zip Code)



                                 (713)-961-9399

                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value 7,604,528 shares outstanding as of August 12, 2003

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---





TABLE OF CONTENTS

                                             PART I. FINANCIAL INFORMATION                                               Page
Item 1. Financial Statements                                                                                              3
Item 2. Management's Plan of Operation                                                                                    16
Item 3. Controls and Procedures                                                                                           19

                                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                 20
Item 2. Changes in Security                                                                                               20
Item 3. Default Upon Senior Securities                                                                                    20
Item 4. Submission of Matters to a Vote of Security Holders                                                               20
Item 5. Other Information                                                                                                 20
Item 6. Exhibits and Reports on Form 8-K                                                                                  20

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Set forth below are the unaudited condensed financial statements for the Company for the three month periods and six month periods ended June 30, 2003 and 2002.

                                    INDEX TO FINANCIAL STATEMENTS
                                                                                                           Page
  Condensed Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002                            3

  Condensed Statements of Operations for the three months ended June 30, 2003 and 2002 (Unaudited)          5

  Condensed Statements of Operations for the six months ended June 30, 2003 and 2002 (Unaudited)            6

  Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)            7
  Notes to Condensed Financial Statements (Unaudited)                                                       9


                                                      GEXA CORP.
                                               CONDENSED BALANCE SHEETS

                                                                                     June 30,            December 31,
                                      ASSETS                                           2003                  2002
                                                                                  ----------------     -----------------
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                 $        4,137,388   $         3,399,962
     Accounts receivable, net                                                          16,573,568             6,880,792
     Other receivables                                                                    500,706                67,378
     Deferred tax asset                                                                   136,516               111,034
     Other current asset                                                                   21,342                     -
                                                                                  ----------------     -----------------
        Total current assets                                                           21,369,520            10,459,166

Property and equipment, net                                                               276,928               201,413

Deferred tax asset                                                                         19,872                83,820
Other assets                                                                              162,635               244,563
                                                                                  ----------------     -----------------

      Total assets                                                             $       21,828,955   $        10,988,962
                                                                                  ================     =================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Credit facility                                                           $          615,000  $            500,000
     Revolving credit line                                                                350,000                28,033
     Accounts payable and accrued expenses                                             12,380,409             4,702,395
     Sales tax payable                                                                  1,880,760             1,344,423
     Income tax payable                                                                   763,533               368,839
     Accrued preferred stock dividend                                                      25,162                     -
     Customer deposits                                                                  1,663,443               585,887
                                                                                  ----------------     -----------------
           Total current liabilities                                                   17,678,307             7,529,577

Long-term liabilities:
     Notes payable- officer                                                               100,000               100,000
     Accrued interest payable- officer                                                     16,183                11,961
                                                                                  ----------------     -----------------

           Total long-term liabilities                                                    116,183               111,961
                                                                                  ----------------     -----------------

      Total liabilities                                                                17,794,490             7,641,538
                                                                                  ----------------     -----------------

Stockholders' equity:
     Preferred stock $.05 par value; 2,500,000 shares authorized;
          508,214 issued and outstanding                                                   25,412                25,412
     Common stock, $.01 par value; 75,000,000 shares authorized;
         7,604,528 shares issued and outstanding                                           76,046                76,046
     Additional paid-in capital                                                         6,194,608             6,194,608
     Less:  stock subscriptions receivable                                                      -              (13,848)
     Stock dividend                                                                      (25,162)                     -
     Treasury stock, at cost; 13,847 shares at June 30, 2003 and 6,666
         shares at December 31, 2002.                                                    (14,445)               (9,999)

     Accumulated deficit                                                              (2,221,994)           (2,924,795)
                                                                                  ----------------     -----------------

      Total stockholders' equity                                                        4,034,465             3,347,424
                                                                                  ----------------     -----------------

      Total liabilities and stockholders' equity                               $       21,828,955   $        10,988,962
                                                                                  ================     =================


                        See accompanying notes to condensed financial statements.

                                   GEXA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For the               For the
                                                                    Three                 Three
                                                                 Months Ended          Months Ended
                                                                   June 30,              June 30,
                                                                     2003                  2002
                                                              ----------------      ------------------
Sales                                                      $       23,516,067    $          2,669,499

Cost of sales                                                      19,963,535               1,777,386
                                                              ----------------      ------------------

  Gross profit                                                      3,552,532                 892,113

General and administrative expenses                                 1,969,497                 362,383
                                                              ----------------      ------------------

  Income from operations                                            1,583,035                 529,730

Interest income                                                         8,362                   4,735

Interest expense                                                     (63,857)                 (2,187)
                                                              ----------------      ------------------

  Income before taxes                                               1,527,540                 532,278

Income tax expense                                                    565,000                  33,562
                                                              ----------------      ------------------

  Net income                                                          962,540                 498,716
                                                              ================      ==================

Preferred stock dividend                                             (25,162)                       -
                                                              ----------------      ------------------

  Net income available to common stockholders              $          937,378    $            498,716
                                                              ================      ==================

Basic earnings per share                                   $              .12    $                .07
                                                              ================      ==================

Basic weighted average shares outstanding                           7,604,528               7,373,422
                                                              ================      ==================

Diluted earnings per share                                 $              .11    $                .07
                                                              ================      ==================

Diluted weighted average shares outstanding                         8,204,528               7,673,422
                                                              ================      ==================

                               See accompanying notes to condensed financial statements


                                   GEXA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the               For the
                                                                   Six                   Six
                                                               Months Ended          Months Ended
                                                                 June 30,              June 30,
                                                                   2003                  2002
                                                             -----------------     -----------------
Sales                                                     $        36,436,370   $         3,008,625

Cost of sales                                                      32,148,450             2,092,114
                                                             -----------------     -----------------

  Gross profit                                                      4,287,920               916,511

General and administrative expenses                                 3,091,104               835,398
                                                             -----------------     -----------------

  Income from operations                                            1,196,816                81,113

Interest income                                                        10,322                 9,241

Interest expense                                                     (71,175)               (4,298)
                                                             -----------------     -----------------

  Income before taxes                                               1,135,963                86,056

Income tax expense                                                    433,160                33,562
                                                             -----------------     -----------------

  Net income                                                          702,803                52,494
                                                             =================     =================

Preferred stock dividend                                             (25,162)                     -
                                                             -----------------     -----------------

  Net income available to common stockholders             $           677,641   $            52,494
                                                             =================     =================

Basic earnings per share                                  $               .09   $               .01
                                                             =================     =================

Basic weighted average shares outstanding                           7,604,528             7,199,231
                                                             =================     =================

Diluted earnings per share                                $               .09   $               .01
                                                             =================     =================

Diluted weighted average shares outstanding                         7,604,528             7,499,231
                                                             =================     =================

                            See accompanying notes to condensed financial statements.



                                                      GEXA CORP.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                               For the               For the
                                                                 Six                   Six
                                                             Months Ended          Months Ended
                                                               June 30,              June 30,
                                                                 2003                  2002
                                                           -----------------     -----------------
Cash flows from operating activities:
Net income                                              $           702,803   $            52,494
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   49,949                53,673
     Stock issued to officers, directors
      and consultants for services                                        -               279,250
     Deferred tax benefit                                            38,466                33,562
     Changes in operating assets and liabilities:
        Accounts receivable                                     (9,692,776)           (2,099,012)
        Other receivables                                         (419,481)               (6,458)
        Other current and long term assets                           60,586              (18,959)
        Accounts payable and accrued expenses                     7,678,014               962,808
        Income tax payable                                          394,694                     -
        Sales tax payable                                           536,337               239,683
        Customer deposits                                         1,077,556               144,021
        Accrued interest payable                                      4,222                 4,222
                                                           -----------------     -----------------

Net cash provided by (used in) operating activities                 430,370             (354,716)

Cash flows from investing activities:
     Purchases of equipment                                       (125,465)              (95,263)

Cash flows from financing activities:
     Borrowings on credit facility                                  115,000                     -
     Borrowings on revolving credit line                            321,967                     -
     Proceeds from the sale of preferred stock                            -             1,013,501
     Proceeds from sale of common stock                                   -               599,425
     Changes in treasury stock                                      (4,446)              (60,000)
     Changes in stock subscription receivable                             -              (22,561)
     Payments to stock brokers                                            -             (216,394)
                                                           -----------------     -----------------

Net cash provided by financing activities                           432,521             1,313,971
                                                           -----------------     -----------------

Net change in cash                                                  737,426               863,992

Cash and cash equivalents at beginning of period                  3,399,962               585,514
                                                           -----------------     -----------------

Cash and cash equivalents at end of period              $         4,137,388             1,449,506
                                                           =================     =================

                Supplemental Disclosure of Cash Flows Information


     Cash paid for interest                             $            69,064   $             2,187
                                                           =================     =================


                 Supplemental Disclosure of Noncash Transactions

On May 1, 2003, stock subscriptions receivable in the amount of $13,848 were reclaimed by the Company from an employee who had been offered stock at $1 per share in the first quarter of 2002 and failed to reimburse the Company in a reasonable period of time. On the same date, 7,917 shares of this stock valued at $1.50 per share were granted to two Company officers in lieu of compensation, and 750 shares of the stock valued at $1.50 per share were granted to an outside party in lieu of sales commissions. The remainder of the stock, 5,181 shares with a residual value of $848, was retained by the Company as treasury stock.

During the three months ended June 30, 2003, the Company repurchased stock awarded in lieu of compensation from a former employee. The stock was purchased for $1.80 per share and has been retained as treasury stock.

At June 30, 2003, the Company accrued $25,162 for a preferred stock dividend. This is an estimate based on the expected dividend to be declared at year end, pro-rated for the six months ended June 30, 2003. The dividend is to be paid in common stock (see Note 5.)

            See accompanying notes to condensed financial statements

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (unaudited)
                                  June 30, 2003


As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Gexa" mean Gexa Corp., a Texas corporation.

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Revenue and Cost Recognition

Sales of electric power are recognized as the power is delivered to the Company's customers. Sales represent the total proceeds from energy sales-including pass through charges from the Transmission and Distribution Service Providers (TDSPs) billed to the customer at cost. Cost of sales includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company- Oncor in the greater Dallas area, CenterPoint in the greater Houston area and American Electric Power (AEP) in the West Texas and South Gulf Coast markets. TDSP charges are costs for metering services and maintenance of the power lines and electric grid.

3. Accounts Receivable

The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the revenues associated with electric power delivered to customers as of the end of the month, but not yet billed.

The allowance for bad debt is estimated to cover all bad debt relating to account balances at a particular point in time that will potentially be written off in subsequent periods. The Company writes off receivables related to accounts for which no payment has been received for 60 days and for which no suitable payment plan can be established. Also, on a case-by-case basis if a customer is discovered to be likely unable to satisfy their current financial obligations, the account will be reserved and subsequently written off if no suitable payment plan can be established within a reasonable period of time.

As of June 30, 2003, Accounts Receivable contains billed receivables, allowance for doubtful accounts and unbilled receivables as follows,


Billed Receivables                                  $             7,107,195
Allowance for Doubtful Accounts                                   (349,152)
Unbilled Receivables                                              9,815,525
                                                        --------------------

Accounts Receivable, net                            $            16,573,568
                                                        --------------------

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


                                                                                    Three Months Ended
                                                                                         June 30,
                                                                           ----------------------------------
                                                                                   2003             2002
                                                                           -----------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                        $       937,378   $      498,716
Less: fair value impact of employee stock compensation                            (167,812)                -
                                                                           -----------------     ------------
Pro forma net income available to common stockholders                       $       769,566   $      498,716
                                                                           =================     ============

Earnings per common share
Basic- as reported                                                         $       .12       $       .07
Diluted- as reported                                                       $       .11       $       .07
Basic- pro forma                                                           $       .10       $       .07
Diluted- pro forma                                                         $       .09       $       .07

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                             5%               5%
Expected life                                                                     3 yrs.           3 yrs.
Expected volatility                                                                154%             124%
Expected dividend yield                                                            0.0%             0.0%





                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ----------------------------------
                                                                                   2003             2002
                                                                           -----------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                        $       677,641   $       52,494
Less: fair value impact of employee stock compensation                            (335,623)                -
                                                                           -----------------     ------------
Pro forma net income available to common stockholders                       $       342,018   $       52,494
                                                                           =================     ============

Earnings per common share
Basic and diluted- as reported                                             $       .09       $       .01
Basic and diluted- pro forma                                               $       .04       $       .01

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                             5%               5%
Expected life                                                                     3 yrs.           3 yrs.
Expected volatility                                                                154%             124%
Expected dividend yield                                                            0.0%             0.0%


5. Preferred Stock

The Company's preferred stock has an 8% cumulative dividend and is convertible to common shares at a rate of $1.75 per share on December 31, 2003. The preferred shares have voting rights equal to those of common shares and also have senior preferential rights upon dissolution. Dividends payable as of June 30, 2003 were $25,162. Dividends are to be paid in the form of common stock, and are formally declared and paid at year end.

6. Significant Events

During the three months ended June 30, 2003, the Company began to offer service to customers in two new markets- AEP-Central Power and Light in South Texas including the Corpus Christi area, and AEP- West Texas Utilities in the western portion of Texas. Formal market entry into these areas began in April 2003.

In June 2003, the Company expanded its line of credit with a financial institution to include approximately $1.7 million dollars in certificates of deposit as collateral for a secured line of credit for approximately $1.7 million dollars and an unsecured line of credit in the amount of $100,000. The line of credit has a term of one year and bears interest at a floating prime rate. At June 30, 2003, $1,042,758 of this cash amount was pledged to the Electric Reliability Council of Texas (ERCOT) to secure credit for the Company to purchase electricity supply in the balancing market as needed, $350,000 was drawn for operational expenditures and capital asset additions, and $417,729 was available for unrestricted use at June 30, 2003.

7. Related Party Transaction

On March 24, 2003, one of our Board Members, Mr. Don Aron, agreed to purchase Company receivables for $700,000. In consideration of the purchase, Mr. Aron received a factoring fee of 3% per month for a minimum term of 60 days which amounted to $42,000. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlotnik, our two largest stockholders and members of our management team, were required to pledge their stock and provide personal guarantees to Mr. Aron. As of June 30, 2003 all terms of the agreement have been satisfied and performance has been completed.

8. Subsequent Events

Mezzanine Funding. On July 16, 2003, GEXA Corp. ("the Company") entered into a $3.0 million term loan agreement (the "Loan Agreement") with The Catalyst Fund, Ltd. (the "Lender"). The loan ("Loan") has a term of 56 months, maturing on April 1, 2008. The $3.0 million will be made available to the Company in two separate draws, one occurring on July 16, 2003, and the other occurring on or about August 15, 2003, assuming that no Event of Default (as defined below) has occurred and that the Lender has received all of the required SBA Documents from the Company. An Event of Default includes, among other things, a failure by the Company to make a payment within 5 days after the payment is due, having any material representation be materially false or misleading as of the date made, failure by the Company to comply or perform any covenants, a default on the senior debt held by TXU Corp. and/or JP Morgan Chase Bank, N.A. or the Loan and other indebtedness permitted under the Loan Agreement, institution of a voluntary bankruptcy petition or failure to obtain a dismissal of an involuntary bankruptcy proceeding, or a change in control of the Company. The Loan is secured by a lien on all of the Company's accounts, inventory, equipment, general intangibles, chattel paper, securities, instruments and documents. The proceeds of the Loan will be used to finance the Company's ongoing working capital requirements. Beginning on August 1, 2003, and on or before the first day of each calendar month thereafter through and including December 1, 2003, the Company will make five installments of accrued but unpaid interest. Beginning on January 1, 2004, and on the first day of each of the next seventeen calendar quarters thereafter, the Company will make a payment of principal in the amount of $166,666.67, plus accrued interest, with the final such installment due on April 1, 2008. Interest on the Loan is 12.5% per annum computed on a daily basis based on a 360-day year.

         The Company may prepay all or any part of the principal amount outstanding on the Loan, provided it notifies the Lender at least two days before such payment is made and provided further that any prepayment is required to be in the amount of at least $100,000. To the extent any such prepayment is made from any cash source other than operating cash flow, the Company is required to pay a prepayment fee equal to 3% of the amount prepaid during the first two years after July 16, 2003. After July 16, 2005, the Company may prepay all or part of the principal amount outstanding on the Loan, without penalty or premium of any kind, so long as such payment is at least $100,000 and includes accrued interest to the date of prepayment on the amount so prepaid.

         In addition to The Catalyst Fund, Ltd., the lead lender, Southwest/Catalyst Capital, Ltd., Catalyst/Hall Growth Capital, LP, Neil Leibman, Bobby Orr, Don Aron, David Minceberg, the Gaylor Investment Trust Partnership, and JTS Enterprises, Inc., participated in the Loan pursuant to the Non-Recourse Loan Participation and Collateral Agency Agreement (the "Participation Agreement"). Neil Leibman is an officer and director of the Company, Bobby Orr and Don Aron are both directors of the Company, and Stuart Gaylor, the general partner of the Gaylor Investment Trust Partnership, is a director of the Company.

         Pursuant to the Loan Agreement and other related transaction documents, in addition to a $60,000 diligence fee, the Lender will receive the following: a warrant to acquire 550,000 shares of the common stock of the Company at an exercise price of $1.00 per share, subject to adjustment (the "Warrant"), and a fee of $305,556 under a consulting agreement (the "Consulting Agreement") entered into with the Company. With the exception of JTS Enterprises, Inc., each of the parties to the Participation Agreement will share in the due diligence fee, the Warrant, and the consulting fee on a pro rata basis according to the interest each has in the Loan under the Participation Agreement.

         The Loan Agreement contains affirmative covenants that require the Company, among other things, to:

- pay its obligations and maintain its business, properties, insurance coverage and books and records;

- provide the Lenders with certain information, including certifications, periodic financial statements, annual projections, reports and notices;

- obtain within 30 days after the closing officer fidelity bonding in the amount of at least $500,000 and a "key man" life insurance policy covering Neil Leibman, the Chief Executive Officer, in an amount of at least $3.0 million.

- adhere to a Board policy regarding the Company's goal to eliminate purchases from ERCOT's energy imbalance market and improve the Company's disaster recovery plan within 120 days after the Closing; and

- employ additional personnel to assist with power demand forecasting and the procurement of power related to the forecast of demand.

         The Loan Agreement also contains negative covenants that prevent the Company from:

- making or committing to make any capital expenditures that are greater than $100,000 in the aggregate per annum and that involve acquiring or entering into any contracts contemplating the acquisition of a majority of the assets and properties or ownership interest of any person or a merger with any person;

- making or committing to make any capital expenditures that are greater than $200,000 in the aggregate during any calendar year;

-    incurring additional indebtedness or creating or incurring liens;

-    merging, consolidating, liquidating, winding-up or dissolving;

-    disposing of property;

-    entering into transactions with affiliates; or

-    changing the Company's line of business.

         The Company must maintain certain financial covenants that include, among others, the following:

- minimum EBITDA and revenues for each 6-month period ending on June 30 or December 31 and each fiscal year end during the years 2003, 2004, and 2005;

- a fixed charge ratio of at least 1.75 for the quarter ending September 30, 2003, and at least 2.0 for all quarters thereafter;

- a current ratio of at least 1.0 for the quarter ended June 30, 2003, and at least 1.20 for each quarter thereafter; and

- specified ratios of funded debt to tangible net worth for certain time intervals, as set out in the Loan Agreement.

     Under the terms of the Warrant, the holder of the Warrant (the "Holder") has been granted preemptive rights with respect to the Company's common stock. If the Company issues any of its common stock, rights, options or warrants to purchase common stock, or securities that may become convertible into common stock, other than certain shares identified by the Warrant, then the Holder has the right to purchase all or any part of the amount of such securities necessary to maintain its existing percentage interest in the Company (determined on a fully diluted basis assuming the exercise of any and all outstanding options or warrants and the conversion of any securities convertible into shares of the Company's common stock). The Holder has 10 business days from the date it receives written notice from the Company of its intention to sell such new securities to decide whether to purchase and how many shares to purchase, up to an amount necessary to preserve its pro rata share. If no such election is made by the Holder, the Company has 90 days to complete the proposed sale at the price and upon terms no more favorable than those specified in the Company's notice to the Holder.

         The Holder has also been granted a put option under the Warrant whereby the Holder has the option to require the Company to purchase the shares of the Company's common stock, issued or issuable upon the exercise of the Warrant or any portion thereof. The put option is exercisable at any time (i) during the period beginning on January 16, 2005, and ending on July 15, 2010, (ii) after a change of control, (iii) after the closing of a public offering of securities by the Company, (iv) after the Company files for protection under the Bankruptcy Code, or (v) after the Company materially breaches the Loan Agreement, and upon 120 days prior written notice to the Company for an exercise under (i) above and 5 days prior written notice to the Company for exercises under (ii) through (v) above (the "Put Notice"). With respect to (ii) through (v) above, the put option will apply during the period from June 16, 2003, to January 15, 2005. The purchase price under the put option will be the Current Market Price of the shares (as determined under the Warrant) as of the date the Company receives the Put Notice, or, the Holder may elect the price to be equal to the greater of (i) the Current Market Price of the shares or (ii) the appraised value of the Company divided by the number of shares subject to the put option. The method of obtaining the appraised value of the Company is set out in the Warrant. The Board of Directors may permit all, or any portion greater than 25%, of the shares of the Company's common stock required to be purchased upon exercise of the put option to be purchased directly by any of the Company's stockholders. If, however, any such purchasing stockholder fails to make any payment for the shares, the Company is required to purchase such shares. The Holder's put option terminates immediately upon the consummation of (i) a public offering of shares of the Company's common stock whereby at least $10 million of net proceeds are received by the Company, and a put offering market capitalization for the Company exists of at least $50 million for a period of 30 days (as defined in the Warrant) such that a liquid and public market exists for the trading of the Company's common stock, provided that the Holder's shares are freely tradable by virtue of a registration of the shares by the Company, (ii) a merger or consolidation where the Company is not the surviving entity, or (iii) a sale of all or substantially all of the assets of the Company. In the event that the Holder fails to exercise its preemptive rights on two separate occasions, then the Holder's preemptive rights will terminate upon the occurrence of the second such failure. Additionally, the Company may request that the Holder waive the preemptive rights in the event that the existence of the preemptive rights has a material adverse effect on the ability of the Company to consummate the sale of new securities.

         The Warrant contains anti-dilution protection for the Holder of the Warrant. Specifically, if the Company issues additional shares of common stock or other securities that are convertible into shares of the Company's common stock, and the consideration for the shares is less than $1.50 per share, the exercise price for the Warrant immediately preceding such issuance shall be reduced according to the formula specified in the Warrant.

         In connection with the issuance of the Warrant to the Lender, the Company has agreed to grant the Lender certain demand and piggyback registration rights pursuant to a Registration Rights Agreement dated as of July 16, 2003 (the "Registration Rights Agreement"). After July 16, 2005, the Holder(s) of the Warrant may request that the Company register the sale of all or part of the common stock underlying the Warrant under the Securities Act of 1933, provided that the Holder has requested the registration of at least 100,000 shares. The Holder is entitled to only one demand registration (the "Demand Registration") and must bear the expenses thereof. Upon the occurrence of a Demand Registration, the Holder has the right to select a managing underwriter or underwriters acceptable to the Company, which acceptance will not be unreasonably withheld or delayed.

         With respect to the piggyback registration rights, the Company must notify the Holder of the Warrant of any proposed filing of a registration statement under the Securities Act of 1933 at least 20 days before such filing is to be made. The Company shall use commercially reasonable best efforts to cause the Holder's securities to be included in the registration statement. If the Company's underwritten offering becomes too large (as determined by the underwriter) to accommodate the securities of the Holder, the accounts of all persons with shares to be included in the offering may be reduced pro rata.

         The Registration Rights Agreement also restricts the Company's ability to grant any other registration rights, until the earlier to occur of July 16, 2010, or the date that all of the shares of the Company's common stock underlying the Warrant have been registered under the Securities Act of 1933, provided that registration rights may be granted in connection with the investment in the Company of at least $2 million. Any such new registration rights are required to be pari passu with the registration rights granted by the Company under the Registration Rights Agreement and consistent with the terms of the Registration Rights Agreement. The Company may grant registration rights that permit any person the right to piggyback or may itself exercise the right to piggyback on any Demand Registration, subject to certain restrictions contained in the Registration Rights Agreement.

         The Holder has the right to assign its rights in the Registration Rights Agreement to any other person who is assigned at least 15,000 shares of common stock underlying the Warrant.

         Modification of JTS Note and Grant of JTS Warrant. On July 16, 2003, the Company granted a Warrant to JTS Enterprises, Inc. (the "JTS Warrant") to subscribe for and purchase 81,000 fully paid and non-assessable shares of the Company's common stock, at an exercise price per share equal to $1.00. The JTS Warrant may be exercised for all or any lesser portion of the 81,000 shares between July 16, 2003, and July 16, 2008. The JTS Warrant was issued to JTS Enterprises, Inc. ("JTS"), as consideration for the modification of a promissory note previously granted to JTS by the Company. In connection with the Loan Agreement, JTS agreed to assign its promissory note to the Lender, to terminate a security interest it held in certain of the Company's assets, and to participate in the Loan through the Participation Agreement. The Company issued a Replacement Revolving Promissory Note (the "Replacement Note") in the original principal amount of $650,000. The Company entered into the original note with JTS to obtain funds to repay its note to Mr. Aron (See Note 7).



New Markets

In July 2003, the Company began transactional testing for entry in the Texas-New Mexico Power market. The Company expects to begin offering services in this market, serving the western portion of Texas, in September 2003.

Item 2. Management's Discussion and Analysis, and Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.

Results of Operations

Gexa ("the Company") has experienced a strong pattern of growth in its second year of operations as evidenced by a nearly nine-fold increase in sales from $2,669,499 to $23,516,067 for the three months ended June 30, 2002 and 2003 respectively. As of June 30, 2002 the Company was billing approximately 6,100 customers. Of these customers, approximately 52% were commercial representing 77% of billed usage and 48% were residential representing 23% of billed usage. As of June 30, 2003 the Company was billing approximately 33,500 customers. Of these customers, approximately 41% were commercial representing 79% of billed usage and 59% were residential representing 21% of billed usage. These changes are reflective of two general trends in the Company's customer base. On the residential side, the Company's directed marketing to apartments has been successful in garnering a significant customer base. On the commercial side, the increase in usage per customer is reflective of the fact the Company has been able to bid competitively for larger commercial clients. At June 30, 2003 the Company has a very broad customer base, now including several large customers in addition to our core base of apartment complexes and small to mid-sized commercial clients.

Costs of sales were 84.9% and 88.2% of sales for the three and six months ended June 30, 2003 respectively. Costs of sales were 66.6% and 69.5% of sales for the three and six months ended June 30, 2002 respectively. Electricity supply is the driving factor behind this variance. Supply is priced slightly higher than last year, and the Company has also taken a long position to ensure adequate supply for its growing customer base in the summer months. Excess supply sold on the balancing market undergoes three rounds of resettlements to come to a final determination of the balance of supply transacted each day. The second and third round settlements will take several months to be finalized and the Company does not have the ability to forecast the outcome of these settlements and their impact on valuations achieved in first round settlements.


General and administrative expenses were 8.4% and 8.5% of sales for the three and six months ended June 30, 2003, and 13.6% and 27.8% for the three and six months ended June 30, 2002 respectively. Improved economies of scale account largely for the improved ratio of general and administrative expenses for the three and six months ended June 30, 2003. In the past year the Company has also been able to automate many processes, including lockbox payment entry, and greatly improve the efficiency of data entry. This has resulted in reduced staffing needs relative to transactional growth.

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

Liquidity and Capital Resources

We have financed our operations through cash from operations, borrowings under our credit facilities, and the private placement of equity securities.

At June 30, 2003, we had current assets of $21,369,520, consisting primarily of cash and cash equivalents, and accounts receivable. Other receivables of $500,706 included a receivable from ERCOT for $444,417 for first round settlement proceeds from the sale of excess contracted power supply on the balancing market. ERCOT receivables for first round settlement proceeds are paid to the Company three weeks from settlement date. Current assets comprise 97.9% of total assets. Property and equipment consists mainly of computers, software and office furniture. Other assets include a database valued at $85,600.

At June 30, 2003, we had current liabilities of $17,678,307, which consisted largely of accounts payable, accrued electricity costs and accrued expenses for other cost of sales items.

We believe our rapid growth will continue in the Texas market for 2003. In April 2003, we entered the AEP- Central Power and Light, and AEP- West Texas Utilities markets, and we plan to enter the Texas New Mexico Power market in the third quarter of 2003 which should also greatly contribute to our growth. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence and we have no plans to expand beyond Texas without first raising additional capital.

During the three months ended June 30, 2003, the Company entered into an agreement with TXU. Under the terms of this agreement, TXU provides Gexa with the credit (subject to certain limits) necessary to enter into current and long term contracts to purchase electricity. As consideration for this agreement, TXU retains first lien against a lockbox bank account into which all customer payments are deposited, as well as first lien on all other company assets. At June 30, 2003, the Company has contracts to purchase electricity from TXU through 2005.


In order to sustain our current growth, we have expanded our previous line of credit with a JP Morgan Chase Bank, N.A. (see Note 6) and subsequent to June 30,

2003 we entered into a mezzanine financing agreement to provide financing for increased operational growth (see Note 8.)

To remain stable during our second year of strong growth, we have carefully staggered the addition of new customers to avoid excess demands on our forward supply positions. In the deregulated energy industry, since a company must pay for product earlier than the date it collects for the power consumed due to the fact that electricity usage is billed to the customer approximately 30 days after the date of service, it is important that the Company cautiously manage growth so that the payment requirements for electricity supply relative to the current cash flows for billings to customers from previous months do not impair cash flow. Increased summer usage further enhances our need to carefully monitor supply so that our expenditures do not outstrip operating cash flow and available credit.

We expect that we will need to raise additional funds from the sale of equity or debt securities or other borrowings. We may issue additional shares, and, to the extent that such additional shares are issued, our stockholders will experience a dilution in their ownership interest. Our limited resources may make it difficult to borrow additional funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, financial performance, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, the terms of our current credit facilities (which limit additional borrowing), and general economic conditions. The inability of Gexa to borrow additional funds, or to secure funds from an additional infusion of capital, may have a material adverse affect on Gexa's financial condition, growth strategy and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks attendant to debt generally, and the terms of said borrowings specifically.

Item 3. Controls and Procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

Current report on form 8-K dated July 22, 2003 detailing the terms of a term loan agreement entered into on July 16, 2003 by the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Gexa Corp.

By: /s/ Neil Leibman
   ---------------------------
Neil Leibman, Chairman and CEO
Dated: August 12, 2003
Houston, Texas

                         EXHIBITS ARE ON FOLLOWING PAGES

                                                                  Exhibit 31.1

                                  CERTIFICATION

I, Neil Leibman, Chief Executive Officer of Gexa Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Gexa Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


-----------------------------------
Neil Leibman
Chief Executive Officer
Dated: August 12, 2003

                                                                 Exhibit 31.2

                                  CERTIFICATION

I, Marcie Zlotnik, President of Gexa Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Gexa Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


--------------------------
Marcie Zlotnik
President
Dated: August 12, 2003

                                                                 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Gexa Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Neil Leibman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


-------------------------------------------
Neil Leibman
Chief Executive Officer
Dated: August 12, 2003

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Gexa Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Marcie Zlotnik, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



---------------------------------------
Marcie Zlotnik
President
Dated: August 12, 2003