Form 10QSB/A
period 2003-03-31
GEXA CORP
filed 2003-09-09
CIK 821113

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


5. Preferred Stock

The Company's preferred stock has an 8% cumulative dividend and is convertible to common shares at a rate of $1.75 per share on December 31, 2003. The preferred shares do not vote and do not have liquidation preferences over common shares. Dividends in arrears as of March 31, 2003 are $12,746.66

6. Significant Events

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

7. Subsequent Event

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

Negative operating cash flow for the three months ended March 31, 2003 is largely related to an unexpected volatile price swing in the natural gas market which is the primary determinant of electricity prices. This unexpected price increase occurred over a three day period at the end of February 2003. As a result, open market electricity prices increased substantially along with average committed electricity volumes related to our daily customer usage. The Company's exposure was approximately $700,000. (See Note 6 for further discussion)

We believe our rapid growth will continue in the Texas market for 2003. In April 2003, we entered the AEP- Central Power and Light, and AEP- West Texas Utilities markets which should also greatly contribute to our growth. (See Note 6 for further discussion.) We have no plans to enter additional markets without raising additional capital in advance. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence.

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

GEXA Corp's supply policy states that Gexa is required to purchase an aggregate number of megawatt hours of energy that equals or exceeds the expected number of megawatt hours it is obligated to supply in a given month (balanced book). In November of 2002, Gexa was informed that its current wholesale credit provider of electricity financing was no longer going to be in the wholesale energy credit business because it had lost its credit rating. By January, 20th, 2003, Gexa was able to secure a new wholesale energy credit agreement with an unrelated public company to serve as Gexa's primary provider of electricity. During the period from December, 2002 through January, 2003 Gexa was unable to secure additional long term energy purchases and had to rely on the ERCOT balancing market and or day ahead market for its incremental supply to match its growth. Upon completion of the wholesale credit agreement, Gexa sought to purchase longer term wholesale electricity but was unable to secure what we felt was competitive pricing due to market volatility. We continued trying to procure these resources but were unsuccessful until the market stabilized in March 2003. During the week of February 20th, 2003 Ercot experienced an anomaly that drove its balancing prices to $990 per MWH. Gexa was forced to purchase load at this price thereby driving our cost up approximately $700,000. The discrepancy in the gross margin for 2003 Q1 is due to the combination of Gexa being unable to secure additional wholesale supply during its transition from wholesale credit providers and price volatility in January and February of 2003. Gexa subsequently purchased additional supply and has been able to adhere to its policy of maintaining a balanced book of business.


Gexa energy does not use derivative instruments nor does is use any off-Balance Sheet financing methods.

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