Form 10QSB
period 2003-09-30
GEXA CORP
filed 2003-11-14
CIK 821113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                       (Mark one)

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES  EXCHANGE ACT OF 1934


                       For the quarterly period ended: September 30, 2003


                [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________


                         Commission file number: 0-16179


                                   Gexa Corp.
                                   ----------
        (Exact name of small business issuer as specified in its charter)



           Texas                                       76-0670175
-------------------------------              -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



  24 Greenway Plaza, Suite 1826, Houston, TX            77046
  -------------------------------------------         ----------
   (Address of principal executive offices)           (Zip Code)



                                 (713)-961-9399
                           ---------------------------
                           (Issuer's telephone number)





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

Common Stock, $.01 par value 7,641,953 shares outstanding as of November 14,
2003

Transitional Small Business Disclosure Format: Yes __ No X



TABLE OF CONTENTS
                                             PART I. FINANCIAL INFORMATION                Page

Item 1. Financial Statements                                                               3
Item 2. Management's Plan of Operation                                                     17
Item 3. Controls and Procedures                                                            20

                                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                  20
Item 2. Changes in Security                                                                20
Item 3. Default Upon Senior Securities                                                     20
Item 4. Submission of Matters to a Vote of Security Holders                                20
Item 5. Other Information                                                                  20
Item 6. Exhibits and Reports on Form 8-K                                                   21


                                             PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Set forth below are the unaudited condensed financial statements for the Company for the three month periods and nine month periods ended September 30, 2003 and 2002.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
  Condensed Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002                        3

  Condensed Statements of Operations for the three months ended September 30, 2003 and 2002 (Unaudited)      5

  Condensed Statements of Operations for the nine months ended September 30, 2003 and 2002 (Unaudited)       6

  Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)       7

  Notes to Condensed Financial Statements (Unaudited)                                                        9


                                                       GEXA CORP.
                                                CONDENSED BALANCE SHEETS

                                                                                    September 30,          December 31,
                                      ASSETS                                            2003                   2002
                                                                                  ------------------     -----------------
                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                 $          6,985,544   $         3,399,962
     Accounts receivable, net                                                            26,522,378             6,880,792
     Other receivables                                                                      886,956                67,378
     Deferred tax asset                                                                     436,516               111,034
     Other current assets                                                                    49,748                     -
                                                                                  ------------------     -----------------
        Total current assets                                                             34,881,142            10,459,166

Property and equipment, net                                                                 310,949               201,413

Deferred tax asset                                                                           19,872                83,820
Other assets                                                                                375,828               244,563
                                                                                  ------------------     -----------------

      Total assets                                                             $         35,587,791   $        10,988,962
                                                                                  ==================     =================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Credit facility                                                           $                  -  $            500,000
     Revolving credit line                                                                        -                28,033
     Term loan- current portion                                                             500,000                     -
     Advance customer payments                                                              954,059                     -
     Accounts payable and accrued expenses                                               18,368,938             4,702,395
     Sales tax payable                                                                    1,647,778             1,344,423
     Income tax payable                                                                   1,926,496               368,839
     Accrued preferred stock dividend                                                        37,743                     -
     Customer deposits                                                                    2,478,537               585,887
                                                                                  ------------------     -----------------
           Total current liabilities                                                     25,913,551             7,529,577



Long-term liabilities:
     Term loan- long term portion, net of discount for issuance of warrants               2,409,664                     -
     Notes payable- officer                                                                 100,000               100,000
     Accrued interest payable- officer                                                       18,294                11,961
                                                                                  ------------------     -----------------
           Total long-term liabilities                                                    2,527,958               111,961
                                                                                  ------------------     -----------------

      Total liabilities                                                                  28,441,509             7,641,538
                                                                                  ------------------     -----------------

Stockholders' equity:
     Convertible preferred stock $.05 par value; 2,500,000 shares
          authorized; 508,214 issued and outstanding                                         25,412                25,412
     Common stock, $.01 par value; 75,000,000 shares authorized;
          7,638,953 and 7,604,528 shares issued and outstanding at
         September 30, 2003 and December 31, 2002 respectively                               76,389                76,046
     Additional paid-in capital                                                           7,028,940             6,194,608
     Less:  stock subscriptions receivable                                                        -              (13,848)
     Stock dividend                                                                        (37,743)                     -
     Treasury stock, at cost; 5,847 shares at September 30, 2003 and 6,666
         shares at December 31, 2002.                                                      (14,447)               (9,999)

     Accumulated earnings (deficit)                                                          67,731           (2,924,795)
                                                                                  ------------------     -----------------

      Total stockholders' equity                                                          7,146,282             3,347,424
                                                                                  ------------------     -----------------

      Total liabilities and stockholders' equity                               $         35,587,791   $        10,988,962
                                                                                  ==================     =================

                                See accompanying notes to condensed financial statements.



                                   GEXA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the                For the
                                                                   Three                  Three
                                                               Months Ended           Months Ended
                                                               September 30,          September 30,
                                                                   2003                   2002
                                                              ----------------      ------------------
Sales                                                      $       41,690,205    $          6,857,589

Cost of sales                                                      35,330,035               5,545,229
                                                              ----------------      ------------------

  Gross profit                                                      6,360,170               1,312,360

General and administrative expenses                                 2,709,087                 739,983
                                                              ----------------      ------------------

  Income from operations                                            3,651,083                 572,377

Interest income                                                         8,228                   5,738

Interest expense                                                    (137,393)                 (2,577)
                                                              ----------------      ------------------

  Income before taxes                                               3,521,918                 575,538

Income tax expense                                                  1,297,195                 224,460
                                                              ----------------      ------------------

  Net income                                                        2,224,723                 351,078
                                                              ================      ==================

Preferred stock dividend                                               12,581                       -
                                                              ----------------      ------------------

  Net income available to common stockholders              $        2,212,142    $            351,078

Basic earnings per share                                   $              .29    $                .05
                                                              ================      ==================

Basic weighted average shares outstanding                           7,617,052               7,395,807
                                                              ================      ==================

Diluted earnings per share                                 $              .27    $                .05
                                                              ================      ==================

Diluted weighted average shares outstanding                         8,217,177               7,695,807
                                                              ================      ==================

                      See accompanying notes to condensed financial statements.



                                   GEXA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the               For the
                                                                   Nine                  Nine
                                                               Months Ended          Months Ended
                                                              September 30,         September 30,
                                                                   2003                  2002
                                                             -----------------     -----------------
Sales                                                     $        78,126,575   $         9,866,214

Cost of sales                                                      67,478,485             7,652,764
                                                             -----------------     -----------------

  Gross profit                                                     10,648,090             2,213,450

General and administrative expenses                                 5,800,191             1,560,884
                                                             -----------------     -----------------

  Income from operations                                            4,847,899               652,566

Interest income                                                        18,550                14,979

Interest expense                                                    (208,568)               (6,875)
                                                             -----------------     -----------------

  Income before taxes                                               4,657,881               660,670

Income tax expense                                                  1,665,355               258,024
                                                             -----------------     -----------------

  Net income                                                        2,992,526               402,646
                                                             =================     =================

Preferred stock dividend                                               37,743                     -
                                                             -----------------     -----------------

  Net income available to common stockholders             $         2,954,783   $           402,646

Basic earnings per share                                  $               .39   $               .06
                                                             =================     =================

Basic weighted average shares outstanding                           7,608,748             7,253,993
                                                             =================     =================

Diluted earnings per share                                $               .37   $               .05
                                                             =================     =================

Diluted weighted average shares outstanding                         7,894,686             7,553,993
                                                             =================     =================

                               See accompanying notes to condensed financial statements.


                                   GEXA CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               For the               For the
                                                                 Nine                  Nine
                                                             Months Ended          Months Ended
                                                            September 30,         September 30,
                                                                 2003                  2002
                                                           -----------------     -----------------
Cash flows from operating activities:
Net income                                              $         2,992,526   $           402,646
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                                    78,020                89,847
     Amortization of debt discount                                   34,595                     -
     Stock issued to officers, directors
      and consultants for services                                    8,250               279,250
     Deferred tax benefit                                         (261,534)                     -
     Changes in operating assets and liabilities:
        Accounts receivable                                    (19,641,586)           (4,745,561)
        Other receivables                                         (819,578)              (19,930)
        Other current and long term assets                        (181,013)              (31,692)
        Accounts payable and accrued expenses                    13,666,543             2,883,278
        Advance customer payments                                   954,059                     -
        Income tax payable                                        1,557,657               100,538
        Sales tax payable                                           303,355               753,456
        Customer deposits                                         1,892,650               356,179
        Accrued interest payable                                      6,333                 6,332
                                                           -----------------     -----------------

Net cash provided by operating activities                           590,277                74,343

Cash flows from investing activities:
     Purchases of equipment                                       (187,556)             (160,661)

Cash flows from financing activities:
     Borrowings on credit facility                                (500,000)               500,000
     Borrowings on revolving credit line                           (28,033)                37,453
     Borrowings on term loans                                     3,650,000                     -
     Proceeds from the sale of preferred stock                            -             1,013,501
     Proceeds from sale of common stock                              51,494             1,100,496


     Changes in treasury stock                                      (4,448)              (26,666)
     Changes in stock subscription receivable                        13,848              (18,847)
     Payments to stock brokers                                            -             (216,394)
                                                           -----------------     -----------------

Net cash provided by financing activities                         3,182,861             2,389,543
                                                           -----------------     -----------------

Net change in cash                                                3,585,582             2,303,225



Cash and cash equivalents at beginning of period                  3,399,962               585,514
                                                           -----------------     -----------------

Cash and cash equivalents at end of period              $         6,985,544             2,888,739
                                                           =================     =================

                        Supplemental Disclosure of Cash Flows Information

     Cash paid for interest                             $           100,559   $               543
                                                           =================     =================

     Cash paid for income taxes                         $           434,978   $                 -
                                                           =================     =================


                 Supplemental Disclosure of Noncash Transactions

During the three months ended September 30, 2003, a holder of warrants to purchase Gexa stock exercised such warrants to purchase 29,425 shares of Company stock at $1.75 per share.

During the three months ended September 30, 2003, the Company issued 5,000 shares of its common stock as payment for certain broker fees. At the time of the grant on August 14, 2003, the stock had a market value of $1.65 per share.

During the three months ended September 30, 2003, the Company issued warrants for the right to purchase up to 631,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with a term loan issued on July 16, 2003. See Note 6 for a complete discussion of the terms of these warrants and the term loan.

At September 30, 2003, the Company accrued $12,581 for a preferred stock dividend. This is an estimate based on the expected dividend to be declared at year end, pro-rated for the three months ended September 30, 2003. The dividend is to be paid in common stock (see Note 5.)

            See accompanying notes to condensed financial statements.

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (unaudited)
                               September 30, 2003

As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Gexa" mean Gexa Corp., a Texas corporation.

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The allowance for bad debt is valued to cover all bad debt relating to account balances at a particular point in time that will potentially be written off in subsequent periods. The Company reviews receivables on a weekly basis to ascertain the appropriate collections resources to devote to existing delinquent and disconnected accounts. Commercial and residential balances past due are actively pursued using in-house collections agents. Additionally, if warranted and economically beneficial, various legal options are pursued on a case-by-case basis. Accounts for which collections efforts are not successful are reviewed and written off against the allowance for doubtful accounts on a monthly basis. The Company's policy is to write off balances on disconnected accounts for which no payment has been received in a 60 day period, and for which no future payment is expected to be received with further collections efforts.

As of September 30, 2003, Accounts receivable contains billed receivables, allowance for doubtful accounts and unbilled receivables as follows,


Billed receivables                                  $            12,579,747
Unbilled receivables                                             15,150,620
Allowance for doubtful accounts                                 (1,207,989)
                                                        --------------------

Accounts Receivable, net                            $            26,522,378
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


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                           ----------------------------------
                                                                                   2003             2002
                                                                           -----------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                        $    2,212,142    $      351,078
Less: fair value impact of employee stock compensation                            (110,457)                -
                                                                           ----------------   --------------
Pro forma net income available to common stockholders                       $     2,101,685   $      351,078
                                                                           =================  ==============

Earnings per common share
Basic- as reported                                                         $       .29       $       .05
Diluted- as reported                                                       $       .27       $       .05
Basic- pro forma                                                           $       .28       $       .05
Diluted- pro forma                                                         $       .26       $       .05

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                             5%               5%
Expected life                                                                     3 yrs.           3 yrs.
Expected volatility                                                                151%             124%
Expected dividend yield                                                            0.0%             0.0%


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           ----------------------------------
                                                                                   2003             2002
                                                                           -----------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                        $     2,954,783   $      402,646
Less: fair value impact of employee stock compensation                            (331,372)                -
                                                                           ----------------   --------------
Pro forma net income available to common stockholders                       $     2,623,411   $      402,646
                                                                           =================  ==============

Earnings per common share
Basic- as reported                                                         $       .39       $       .06
Diluted- as reported                                                       $       .37       $       .05
Basic- pro forma                                                           $       .34       $       .06
Diluted- pro forma                                                         $       .33       $       .05

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                             5%               5%
Expected life                                                                     3 yrs.           3 yrs.
Expected volatility                                                                151%             124%
Expected dividend yield                                                            0.0%             0.0%

5. Preferred Stock

The Company's preferred stock has an 8% cumulative dividend and is automatically convertible to common shares at a rate of $1.75 per share on December 31, 2003. The preferred shares have voting rights equal to those of common shares and also have senior preferential rights upon dissolution. Dividends payable as of September 30, 2003 were $37,743. Dividends are to be paid in the form of common stock, and are formally declared and issued at year end.

6. Significant Events

Mezzanine Funding.
------------------
On July 16, 2003, GEXA Corp. ("the Company") entered into a $3.0 million term loan agreement (the "Loan Agreement") with The Catalyst Fund, Ltd. (the "Lender"). The loan ("Loan") has a term of 56 months, maturing on April 1, 2008. The $3.0 million was made available to the Company in two separate draws, one occurring on July 16, 2003, and the other occurring on August 15, 2003. The Loan is secured by a lien on all of the Company's accounts, inventory, equipment, general intangibles, chattel paper, securities, instruments and documents. The proceeds of the Loan will be used to finance the Company's ongoing working capital requirements. Beginning on August 1, 2003, and on or before the first day of each calendar month thereafter through and including December 1, 2003, the Company will make five installments of accrued but unpaid interest. Beginning on January 1, 2004, and on the first day of each of the next seventeen calendar quarters thereafter, the Company will make a payment of principal in the amount of $166,666.67, plus accrued interest, with the final such installment due on April 1, 2008. Interest on the Loan is 12.5% per annum computed on a daily basis based on a 360-day year.

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

     Pursuant to the Loan Agreement and other related transaction documents, in addition to a $60,000 due diligence fee, the Lender will receive the following: a warrant to acquire 550,000 shares of the common stock of the Company at an exercise price of $1.00 per share, subject to adjustment (the "Warrant"), and a fee of $305,556 under a consulting agreement (the "Consulting Agreement") entered into with the Company. With the exception of JTS Enterprises, Inc., each of the parties to the Participation Agreement will share in the due diligence fee, the Warrant, and the consulting fee on a pro rata basis according to the interest each has in the Loan under the Participation Agreement.

     The warrants have been fair valued at $652,198 using a Black-Scholes model with the following assumptions: 3 year expected life, 151% volatility, 5% risk free interest rate, and 0% dividend yield. The fair value of the warrants will be amortized over the 56 month loan term beginning July 16, 2003.

     The Loan Agreement contains affirmative covenants that require the Company, among other things, to:

o pay its obligations and maintain its business, properties, insurance coverage and books and records;

o provide the Lenders with certain information, including certifications, periodic financial statements, annual projections, reports and notices;

o obtain within 30 days after the closing officer fidelity bonding in the amount of at least $500,000 and a "key man" life insurance policy covering Neil Leibman, the Chief Executive Officer, in an amount of at least $3.0 million.

o adhere to a Board policy regarding the Company's goal to eliminate purchases from ERCOT's energy imbalance market and improve the Company's disaster recovery plan within 120 days after the Closing; and

o employ additional personnel to assist with power demand forecasting and the procurement of power related to the forecast of demand.

     The Loan Agreement also contains negative covenants that prevent the Company from:

o making or committing to make any capital expenditures that are greater than $100,000 in the aggregate per annum and that involve acquiring or entering into any contracts contemplating the acquisition of a majority of the assets and properties or ownership interest of any person or a merger with any person;

o making or committing to make any capital expenditures that are greater than $200,000 in the aggregate during any calendar year;

o    incurring additional indebtedness or creating or incurring liens;

o    merging, consolidating, liquidating, winding-up or dissolving;

o    disposing of property;

o    entering into transactions with affiliates; or

o    changing the Company's line of business.

     The Company must maintain certain financial covenants that include, among others, the following:

o minimum EBITDA and revenues for each 6-month period ending on June 30 or December 31 and each fiscal year end during the years 2003, 2004, and 2005;

o a fixed charge ratio of at least 1.75 for the quarter ending September 30, 2003, and at least 2.0 for all quarters thereafter;

o a current ratio of at least 1.0 for the quarter ended June 30, 2003, and at least 1.20 for each quarter thereafter; and

o specified ratios of funded debt to tangible net worth for certain time intervals, as set out in the Loan Agreement.


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

     Modification of JTS Note and Grant of JTS Warrant.
     --------------------------------------------------
On July 16, 2003, the Company granted a Warrant to JTS Enterprises, Inc. (the "JTS Warrant") to subscribe for and purchase 81,000 fully paid and non-assessable shares of the Company's common stock, at an exercise price per share equal to $1.00. The JTS Warrant may be exercised for all or any lesser portion of the 81,000 shares between July 16, 2003, and July 16, 2008. The Company has fair valued the warrants at $122,733 using a Black-Scholes model with the following assumptions: 3 year expected life, 151% volatility, 5% risk free interest rate, and 0% dividend yield. The warrants are to be amortized over the 56 month loan term beginning July 16, 2003. The JTS Warrant was issued to JTS Enterprises, Inc. ("JTS"), as consideration for the modification of a promissory note previously granted to JTS by the Company. In connection with the Loan Agreement, JTS agreed to assign its promissory note to the Lender, to terminate a security interest it held in certain of the Company's assets, and to participate in the Loan through the Participation Agreement. The Company issued a Replacement Revolving Promissory Note (the "Replacement Note") in the original principal amount of $650,000. The Company entered into the original note with JTS to obtain funds to repay its note to Mr. Aron (See Note 8.)

7. New Accounting Pronouncement

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. Management believes the adoption of SFAS No. 150 may require 550,000 warrants issued to The Catalyst Fund, Ltd. and 81,000 warrants issued to JTS Enterprises Inc. (see Note 6) to be classified as a liability if the Company's common stock price falls below the warrant exercise price. In such a circumstance, the difference between the common stock price and the exercise price of the warrants would be recorded as a liability.

8. Related Party Transaction

On March 24, 2003, one of our Board Members, Mr. Don Aron, agreed to purchase Company receivables for $700,000. In consideration of the purchase, Mr. Aron received a factoring fee of 3% per month for a minimum term of 60 days which amounted to $42,000. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlotnik, our two largest stockholders and members of our management team at the time, were required to pledge their stock and provide personal guarantees to Mr. Aron. As of June 30, 2003 all terms of the agreement have been satisfied and performance has been completed.

9. Subsequent Events

On October 27, 2003, James A. Burke, CPA, CFA, began his term as the Company's President replacing Marcie Zlotnik, the Company's former President. See Item 6. Reports on Form 8-K.

Item 2. Management's Discussion and Analysis, and Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.

Results of Operations
---------------------

Gexa ("the Company") has experienced a strong pattern of growth in its second year of operations as evidenced by a nearly seven-fold increase in sales from $6,857,589 to $41,690,205 for the three months ended September 30, 2002 and 2003 respectively. As of September 30, 2002 the Company was billing approximately 15,900 customers representing 91,016 Mwh billed over the three month period. As of September 30, 2003 the Company was billing approximately 51,700 customers representing 537,481 Mwh billed over the three month period.

These changes are reflective of two continuing general trends in the Company's customer base. On the residential side, the Company's directed marketing to apartments has been successful in garnering a significant customer base which has greatly increased residential customer count. On the commercial side, we have been able to add to our number of commercial accounts and gain larger commercial customers in the process. This has resulted in a well diversified customer base, including several large customers in a variety of industries in addition to our core base of apartment complexes and small to mid-sized commercial clients. Additionally, this customer base is geographically dispersed throughout ERCOT as we are serving customers in the CenterPoint, Oncor, AEP and TNMP markets.

Costs of sales were 84.7% and 86.4% of sales for the three and nine months ended September 30, 2003 respectively. Costs of sales were 80.9% and 77.6% of sales for the three and nine months ended September 30, 2002 respectively. Electricity supply is the driving factor behind this variance with higher per unit costs in 2003 over 2002. As of September 30, 2003 the Company has a long position to ensure adequate supply for its growing customer base. Our continued customer base growth has resulted in supply demands for fall 2003 approximating total demand for the summer months when usage per customer is materially higher. Excess supply sold on the balancing market undergoes three rounds of resettlements to come to a final determination of the balance of supply transacted each day. The second and third round settlements will take several months to be finalized and the Company does not have the ability to forecast the outcome of these settlements and their impact on valuations achieved in first round settlements.

General and administrative expenses were 6.5% and 7.4% of sales for the three and nine months ended September 30, 2003, and 10.8% and 15.8% for the three and nine months ended September 30, 2002 respectively. Improved economies of scale account largely for the improved ratio of general and administrative expenses for the three and nine months ended September 30, 2003. In the past year the Company has also been able to automate many processes, including payment processing, and greatly improve the efficiency of data entry and receivables management. These new enhancements have increased productivity, thus reducing general and administrative costs per account.

Forward-Looking Statements; Market Data
----------------------------------------

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

Liquidity and Capital Resources
-------------------------------

We have financed our operations through cash from operations, borrowings under our credit facilities, the Term Loan discussed in Note 6, and the private placement of equity securities.

At September 30, 2003, we had current assets of $34,881,142, consisting primarily of cash and cash equivalents, and accounts receivable. Other receivables of $886,956 included a receivable from ERCOT for $828,665 for first round settlement proceeds from the sale of excess contracted power supply on the balancing market. ERCOT receivables for first round settlement proceeds are paid to the Company three weeks from settlement date. Current assets comprise 98.0% of total assets. Property and equipment consists mainly of computers, software and office furniture.

At September 30, 2003, we had current liabilities of $25,913,551, which consisted largely of accounts payable, accrued electricity costs and accrued expenses for other cost of sales items.

We believe our rapid growth will continue in the Texas market for 2003. In April 2003, we entered the AEP- Central Power and Light, and AEP- West Texas Utilities markets, and in September 2003 we entered the Texas New Mexico Power market. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence and we have no plans to expand beyond Texas without first raising additional capital.

During the three months ended September 30, 2003, the Company renewed and modified its agreement with TXU. Under the terms of this agreement, TXU provides Gexa with the credit (subject to certain limits) necessary to enter into current and long term contracts to purchase electricity. As consideration for this agreement, TXU retains first lien against a lockbox bank account into which all customer payments are deposited, as well as first lien on all other Company assets. At September 30, 2003, the Company has contracts to purchase electricity from TXU through 2005.

In July 2003 we entered into a mezzanine financing agreement to provide financing for increased operational growth (see Note 6 in the notes to condensed financial statements.) At September 30, 2003, the Company held a line of credit with a financial institution permitting us to obtain approximately $1.7 million dollars in letters of credit. We have pledged approximately $1.7 million in certificates of deposit as collateral for this secured line of credit. The line of credit expires on June 30, 2004 and bears interest at a floating prime rate. At September 30, 2003, $1,042,758 of this cash amount was pledged to the Electric Reliability Council of Texas (ERCOT) to secure credit for the Company to purchase electricity supply in the balancing market as needed, and $767,729 was available for unrestricted use.

To manage risk during our second year of strong growth, we have carefully staggered the addition of new customers to avoid excess demands on our forward supply positions. In the deregulated energy industry, since a company must pay for product earlier than the date it collects for the power consumed due to the fact that electricity usage is billed to the customer approximately 30 days after the date of service, it is important that the Company cautiously manage growth so that the payment requirements for electricity supply relative to the current cash flows for billings to customers from previous months do not impair cash flow. Increased summer usage further enhances our need to carefully monitor supply so that our expenditures do not outstrip operating cash flow and available credit.

We expect that we will need to raise additional funds from the sale of equity or debt securities or other borrowings to accelerate our growth rate. We may issue additional shares, and, to the extent that such additional shares are issued, our stockholders will experience a dilution in their ownership interest. Our limited resources may make it difficult to borrow additional funds. The amount and nature of any borrowing by us will depend on numerous factors, including Gexa's capital requirements, financial performance, potential lenders' evaluation of Gexa's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, the terms of our current credit facilities (which limit additional borrowing), and general economic conditions. The inability of Gexa to borrow additional funds, or to secure funds from an additional infusion of capital, may have a material adverse affect on Gexa's financial condition, growth strategy and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject Gexa to various risks attendant to debt generally, and the terms of said borrowings specifically.

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

     31.2 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Accounting Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Form 8-K

Current report on form 8-K dated October 29, 2003 detailing the appointment of James A. Burke, CPA, CFA, as President and Chief Operating Officer of the Company.

Current report on form 8-K dated July 22, 2003 detailing the terms of a term loan agreement entered into on July 16, 2003 by the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gexa Corp. By: /s/ Neil Leibman
           --------------------
Neil Leibman, Chairman and CEO
Dated: November 14, 2003
Houston, Texas



                         EXHIBITS ARE ON FOLLOWING PAGES
                         -------------------------------