Form 10QSB/A
period 2003-09-30
GEXA CORP
filed 2004-03-10
CIK 821113

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


                         Commission file number: 0-16179

                                   Gexa Corp.
                                   ----------
        (Exact name of small business issuer as specified in its charter)


      Texas                                                76-0670175
      -----                                                ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


24 Greenway Plaza, Suite 1826, Houston, TX                           77046
------------------------------------------                           -----
 (Address of principal executive offices)                         (Zip Code)


                                 (713)-961-9399
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 par value 8,278,571 shares outstanding as of March 9, 2003 Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION Page

Item 1. Financial Statements                                               3
Item 2. Management's Plan of Operation                                    18
Item 3. Controls and Procedures                                           21

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 22
Item 2. Changes in Security                                               22
Item 3. Default Upon Senior Securities                                    22
Item 4. Submission of Matters to a Vote of Security Holders               22
Item 5. Other Information                                                 22
Item 6. Exhibits and Reports on Form 8-K                                  22

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
                                                    ==================     =================

                                       3



                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Credit facility                                $               -      $        500,000
     Revolving credit line                                          -                28,033
     Term loans- current portion                              500,000                     -
     Advance customer payments                                954,059                     -
     Accounts payable and accrued expenses                 18,368,938             4,702,395
     Sales tax payable                                      1,647,778             1,344,423
     Income tax payable                                     1,926,496               368,839
     Accrued preferred stock dividend                          37,743                     -
     Customer deposits                                      2,478,537               585,887
                                                    ------------------     -----------------
           Total current liabilities                       25,913,551             7,529,577

Long-term liabilities:
     Term loans- long term portion,
      net of discount                                       2,559,844                     -






     Puttable warrant obligation                              687,500                     -
     Notes payable- officer                                   100,000               100,000
     Accrued interest payable- officer                         18,294                11,961
                                                    ------------------     -----------------
           Total long-term liabilities                      3,365,638               111,961
                                                    ------------------     -----------------

      Total liabilities                                    29,279,189             7,641,538
                                                    ------------------     -----------------

Stockholders' equity:
     Convertible preferred stock $.05 par value;
      2,500,000 shares authorized; 508,214 issued
      and outstanding                                          25,412                25,412
     Common stock, $.01 par value; 75,000,000
      shares authorized; 7,638,953 shares issued
      and 7,625,106 shares outstanding at
      September 30, 2003; 7,604,528 shares issued
      and 7,597,862 outstanding at December 31, 2002.          76,389                76,046
     Additional paid-in capital                             6,376,742             6,194,608
     Less:  Stock subscriptions receivable                          -              (13,848)
     Stock dividend                                           (37,743)                     -
     Treasury stock, at cost; 13,847 shares at
      September 30, 2003 and 6,666
      shares at December 31, 2002.                            (14,447)               (9,999)

     Accumulated deficit                                     (117,751)           (2,924,795)
                                                    ------------------     -----------------

      Total stockholders' equity                            6,308,602             3,347,424
                                                    ------------------     -----------------

      Total liabilities and stockholders' equity    $      35,587,791      $     10,988,962
                                                    ==================     =================



            See accompanying notes to condensed financial statements.


                                                      GEXA CORP.
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                               For the Three          For the Three
                                                               Months Ended           Months Ended
                                                               September 30,          September 30,
                                                                   2003                   2002
                                                              ----------------      ------------------

Sales                                                         $    41,690,205       $       6,857,589

Cost of sales                                                      35,330,035               5,545,229
                                                              ----------------      ------------------

  Gross profit                                                      6,360,170               1,312,360

General and administrative expenses                                 2,695,973                 739,983
                                                              ----------------      ------------------

  Income from operations                                            3,664,197                 572,377

Interest income                                                         8,228                   5,738

Interest expense                                                    (143,489)                 (2,577)

Other financing expense (see Note 7)                                (192,500)                       -
                                                              ----------------      ------------------

  Income before income tax expense                                  3,336,436                 575,538

Income tax expense                                                  1,297,195                 224,460
                                                              ----------------      ------------------

  Net income                                                        2,039,241                 351,078

Preferred stock dividend                                               12,581                       -
                                                              ----------------      ------------------

  Net income available to common stockholders              $        2,026,660    $            351,078
                                                              ================      ==================

Basic earnings per share                                   $              .27    $                .05
                                                              ================      ==================

Basic weighted average shares outstanding                           7,617,052               7,395,807
                                                              ================      ==================

Diluted earnings per share                                 $              .25    $                .05
                                                              ================      ==================

Diluted weighted average shares outstanding                         7,950,682               7,695,807
                                                              ================      ==================



            See accompanying notes to condensed financial statements.


                                                       GEXA CORP.
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                               For the Nine          For the Nine
                                                               Months Ended          Months Ended
                                                               September 30,         September 30,
                                                                   2003                  2002
                                                             -----------------     -----------------

Sales                                                        $     78,126,575      $      9,866,214

Cost of sales                                                      67,478,485             7,652,764
                                                             -----------------     -----------------

  Gross profit                                                     10,648,090             2,213,450

General and administrative expenses                                 5,787,077             1,560,884
                                                             -----------------     -----------------

  Income from operations                                            4,861,013               652,566

Interest income                                                        18,550                14,979

Interest expense                                                    (214,664)               (6,875)

Other financing expense (see Note 7)                                (192,500)                     -
                                                             -----------------     -----------------

  Income before income tax expense                                  4,472,399               660,670

Income tax expense                                                  1,665,355               258,024
                                                             -----------------     -----------------

  Net income                                                        2,807,044               402,646

Preferred stock dividend                                               37,743                     -
                                                             -----------------     -----------------

  Net income available to common stockholders             $         2,769,301   $           402,646
                                                             =================     =================

Basic earnings per share                                  $               .36   $               .06
                                                             =================     =================

Basic weighted average shares outstanding                           7,608,748             7,253,993
                                                             =================     =================

Diluted earnings per share                                $               .36   $               .05
                                                             =================     =================

Diluted weighted average shares outstanding                         7,684,193             7,553,993
                                                             =================     =================


            See accompanying notes to condensed financial statements.


                                                      GEXA CORP.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                               For the               For the
                                                                 Nine                  Nine
                                                             Months Ended          Months Ended
                                                            September 30,         September 30,
                                                                 2003                  2002
                                                           -----------------     -----------------
Cash flows from operating activities:
Net income                                                 $      2,807,044      $        402,646
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                                    78,020                89,847
     Amortization of debt discount                                   27,577                     -
     Stock issued to officers, directors
      and consultants for services                                    8,250               279,250
     Change in puttable warrant obligation                          192,500                     -
     Deferred tax benefit                                         (261,534)                     -
     Changes in operating assets and liabilities:
        Accounts receivable                                    (19,641,586)           (4,745,561)
        Other receivables                                         (819,578)              (19,930)
        Other current and long term assets                        (181,013)              (31,692)
        Accounts payable and accrued expenses                    13,666,543             2,883,278
        Advance customer payments                                   954,059                     -
        Income tax payable                                        1,557,657               100,538
        Sales tax payable                                           303,355               753,456
        Customer deposits                                         1,892,650               356,179
        Accrued interest payable                                      6,333                 6,332
                                                           -----------------     -----------------

Net cash provided by operating activities                           590,277                74,343

Cash flows from investing activities:
     Purchases of equipment                                       (187,556)             (160,661)

Cash flows from financing activities:
     Borrowings on credit facility                                (500,000)               500,000
     Borrowings on revolving credit line                           (28,033)                37,453
     Borrowings on term loans                                     3,650,000                     -
     Proceeds from the sale of preferred stock                            -             1,013,501



     Proceeds from sale of common stock                              51,494             1,100,496
     Changes in treasury stock                                      (4,448)              (26,666)
     Changes in stock subscription receivable                        13,848              (18,847)
     Payments to stock brokers                                            -             (216,394)
                                                           -----------------     -----------------

Net cash provided by financing activities                         3,182,861             2,389,543
                                                           -----------------     -----------------

Net change in cash                                                3,585,582             2,303,225

Cash and cash equivalents at beginning of period                  3,399,962               585,514
                                                           -----------------     -----------------

Cash and cash equivalents at end of period                 $      6,985,544      $      2,888,739
                                                           =================     =================

                Supplemental Disclosure of Cash Flows Information

     Cash paid for interest                                $        100,559      $            543
                                                           =================     =================

     Cash paid for income taxes                            $        434,978      $              -
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

During the three months ended September 30, 2003, the Company issued warrants for the right to purchase up to 631,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with a term loan issued on July 16, 2003. 550,000 of these warrants included a put option that requires those 550,000 warrants receive liability treatment under SFAS 150. See Note 6 for a full discussion of the term loan, and Note 7 for a full discussion of the valuation of the 550,000 warrants with put options under SFAS 150.

At September 30, 2003, the Company accrued $12,581 for a preferred stock dividend. This is based on the expected dividend to be declared at year end, pro-rated for the three months ended September 30, 2003. The dividend is to be paid in common stock (see Note 5.)

            See accompanying notes to condensed financial statements.

                                   GEXA CORP.
              Notes to the Unaudited Condensed Financial Statements
                                   (unaudited)
                               September 30, 2003

As used in this Quarterly Report, the terms "we", "us", "our", the "Company" and "Gexa" mean Gexa Corp., a Texas corporation.

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB/A and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

As of September 30, 2003, Accounts receivable contains billed receivables, unbilled receivables and allowance for doubtful accounts as follows,

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




                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                   2003             2002
                                                                               -------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                           $ 2,026,660       $   351,078
Less: fair value impact of employee stock compensation                            (110,457)                -
                                                                               -------------     ------------
Pro forma net income available to common stockholders                          $ 1,916,203       $   351,078
                                                                               =============     ============

Earnings per common share
Basic- as reported                                                             $       .27       $       .05
Diluted- as reported                                                           $       .25       $       .05
Basic- pro forma                                                               $       .25       $       .05
Diluted- pro forma                                                             $       .24       $       .05

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                                 5%                5%
Expected life                                                                        3 yrs.           3 yrs.
Expected volatility                                                                   151%              124%
Expected dividend yield                                                               0.0%              0.0%





                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                   2003             2002
                                                                               -------------     ------------
Pro forma impact of fair value method (FAS 148)

Reported net income available to common stockholders                           $ 2,769,301       $   402,646
Less: fair value impact of employee stock compensation                            (331,372)                -
                                                                               -------------     ------------
Pro forma net income available to common stockholders                          $ 2,437,929       $   402,646
                                                                               =============     ============

Earnings per common share
Basic- as reported                                                             $       .36       $       .06
Diluted- as reported                                                           $       .36       $       .05
Basic- pro forma                                                               $       .32       $       .06
Diluted- pro forma                                                             $       .32       $       .05

Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                                5%               5%
Expected life                                                                        3 yrs.           3 yrs.
Expected volatility                                                                   151%             124%
Expected dividend yield                                                               0.0%             0.0%


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

         In addition to The Catalyst Fund, Ltd., the lead lender, Southwest/Catalyst Capital, Ltd., Catalyst/Hall Growth Capital, LP, Neil Leibman, Bobby Orr, Don Aron, David Minceberg, the Gaylor Investment Trust Partnership, and JTS Enterprises, Inc., participated in the Loan pursuant to the Non-Recourse Loan Participation and Collateral Agency Agreement (the "Participation Agreement"). Neil Leibman is an officer and director of the Company, Bobby Orr and Don Aron are both directors of the Company, and Stuart Gaylor, the general partner of the Gaylor Investment Trust Partnership, is a director of the Company ("related party board members".) The Catalyst Fund Ltd. acts as an agent on behalf of the related party board members who have assigned to The Catalyst Fund Ltd. all rights bestowed by the term loan agreement. The related party board members as a group provided $500,000 of the $3,000,000 term loan and are holders of 91,667 of the 550,000 puttable warrants.

         Pursuant to the Loan Agreement and other related transaction documents, in addition to a $60,000 due diligence fee, the Lender will receive the following: warrants to acquire 550,000 shares of the common stock of the Company at an exercise price of $1.00 per share, subject to adjustment (the "Warrants"), and a fee of $305,556 under a consulting agreement (the "Consulting Agreement") entered into with the Company. With the exception of JTS Enterprises, Inc., each of the parties to the Participation Agreement will share in the due diligence fee, the Warrants, and the consulting fee on a pro rata basis according to the interest each has in the Loan under the Participation Agreement.

         The Warrants contain a put option (see below) that allows the holder to exercise the options and force the Company to repurchase shares issued or issuable under the Warrants at the current market price less the warrant exercise price. As such, the Warrants have been initially valued at $495,000 under the requirements of APB 14 and SFAS 150 (see Note 7), and will be amortized as debt discount over the 56 month loan term beginning July 16, 2003.

         The Loan Agreement contains affirmative covenants that require the Company, among other things, to:

     -- pay its obligations and maintain its business, properties, insurance coverage and books and records;

     -- provide the Lenders with certain information, including certifications, periodic financial statements, annual projections, reports and notices;

     -- obtain within 30 days after the closing officer fidelity bonding in the amount of at least $500,000 and a "key man" life insurance policy covering Neil Leibman, the Chief Executive Officer, in an amount of at least $3.0 million.

     -- adhere to a Board policy regarding the Company's goal to eliminate purchases from ERCOT's energy imbalance market and improve the Company's disaster recovery plan within 120 days after the Closing; and

     -- employ additional personnel to assist with power demand forecasting and the procurement of power related to the forecast of demand.

         The Loan Agreement also contains negative covenants that prevent the Company from:

     -- making or committing to make any capital expenditures that are greater than $100,000 in the aggregate per annum and that involve acquiring or entering into any contracts contemplating the acquisition of a majority of the assets and properties or ownership interest of any person or a merger with any person;

     -- making or committing to make any capital expenditures that are greater than $200,000 in the aggregate during any calendar year;

     --   incurring additional indebtedness or creating or incurring liens;

     --   merging, consolidating, liquidating, winding-up or dissolving;

     --   disposing of property;

     --   entering into transactions with affiliates; or

     --   changing the Company's line of business.

         The Company must maintain certain financial covenants that include, among others, the following:

     -- minimum EBITDA and revenues for each 6-month period ending on June 30 or December 31 and each fiscal year end during the years 2003, 2004, and 2005;

     -- a fixed charge ratio of at least 1.75 for the quarter ending September 30, 2003, and at least 2.0 for all quarters thereafter;

     -- a current ratio of at least 1.0 for the quarter ended June 30, 2003, and at least 1.20 for each quarter thereafter; and

     -- specified ratios of funded debt to tangible net worth for certain time intervals, as set out in the Loan Agreement.

         Under the terms of the Warrants, the holders of the Warrants (the "Holders") have been granted preemptive rights with respect to the Company's common stock. If the Company issues any of its common stock, rights, options or warrants to purchase common stock, or securities that may become convertible into common stock, other than certain shares identified by the Warrants, then the Holders have the right to purchase all or any part of the amount of such securities necessary to maintain its existing percentage interest in the Company (determined on a fully diluted basis assuming the exercise of any and all outstanding options or warrants and the conversion of any securities convertible into shares of the Company's common stock). The Holders have 10 business days from the date they receives written notice from the Company of its intention to sell such new securities to decide whether to purchase and how many shares to purchase, up to an amount necessary to preserve its pro rata share. If no such election is made by the Holders, the Company has 90 days to complete the proposed sale at the price and upon terms no more favorable than those specified in the Company's notice to the Holders.

         The Holders have also been granted a put option pursuant to the Warrants whereby the Holders have the option to require the Company to purchase the shares of the Company's common stock, issued or issuable upon the exercise of the Warrants or any portion thereof. The put option is exercisable at any time (i) during the period beginning on January 16, 2005, and ending on July 15, 2010, (ii) after a change of control, (iii) after the closing of a public offering of securities by the Company, (iv) after the Company files for protection under the Bankruptcy Code, or (v) after the Company materially breaches the Loan Agreement, and upon 120 days prior written notice to the Company for an exercise under (i) above and 5 days prior written notice to the Company for exercises under (ii) through (v) above (the "Put Notice"). With respect to (ii) through (v) above, the put option will apply during the period from June 16, 2003, to January 15, 2005. The purchase price under the put option will be the Current Market Price of the shares (as determined under the Warrants) as of the date the Company receives the Put Notice, or, the Holders may elect the price to be equal to the greater of (i) the Current Market Price of the shares or (ii) the appraised value of the Company divided by the number of shares subject to the put option. The method of obtaining the appraised value of the Company is set out in the Warrants. The Board of Directors may permit all, or any portion greater than 25%, of the shares of the Company's common stock required to be purchased upon exercise of the put option to be purchased directly by any of the Company's stockholders. If, however, any such purchasing stockholder fails to make any payment for the shares, the Company is required to purchase such shares. The Holders' put option terminates immediately upon the consummation of (i) a public offering of shares of the Company's common stock whereby at least $10 million of net proceeds are received by the Company, and a put offering market capitalization for the Company exists of at least $50 million for a period of 30 days (as defined in the Warrants) such that a liquid and public market exists for the trading of the Company's common stock, provided that the Holders' shares are freely tradable by virtue of a registration of the shares by the Company, (ii) a merger or consolidation where the Company is not the surviving entity, or (iii) a sale of all or substantially all of the assets of the Company. In the event the Holders fail to exercise their preemptive rights on two separate occasions, then the Holders' preemptive rights will terminate upon the occurrence of the second such failure. Additionally, the Company may request that the Holders waive the preemptive rights in the event that the existence of the preemptive rights has a material adverse effect on the ability of the Company to consummate the sale of new securities.

         The Warrants contain anti-dilution protection for the Holders. Specifically, if the Company issues additional shares of common stock or other securities that are convertible into shares of the Company's common stock, and the consideration for the shares is less than $1.50 per share, the exercise price for the Warrants immediately preceding such issuance shall be reduced according to the formula specified in the Warrants.

         In connection with the issuance of the Warrants, the Company has agreed to grant the Holders certain demand and piggyback registration rights pursuant to a Registration Rights Agreement dated as of July 16, 2003 (the "Registration Rights Agreement"). After July 16, 2005, the Holders may request that the Company register the sale of all or part of the common stock underlying the Warrants under the Securities Act of 1933, provided that the Holders have requested the registration of at least 100,000 shares. The Holders are entitled to only one demand registration (the "Demand Registration") and must bear the expenses thereof. Upon the occurrence of a Demand Registration, the Holders have the right to select a managing underwriter or underwriters acceptable to the Company, which acceptance will not be unreasonably withheld or delayed.

         With respect to the piggyback registration rights, the Company must notify the Holders of any proposed filing of a registration statement under the Securities Act of 1933 at least 20 days before such filing is to be made. The Company shall use commercially reasonable best efforts to cause the Holders' securities to be included in the registration statement. If the Company's underwritten offering becomes too large (as determined by the underwriter) to accommodate the securities of the Holders, the accounts of all persons with shares to be included in the offering may be reduced pro rata.

         The Registration Rights Agreement also restricts the Company's ability to grant any other registration rights, until the earlier to occur of July 16, 2010, or the date that all of the shares of the Company's common stock underlying the Warrants have been registered under the Securities Act of 1933, provided that registration rights may be granted in connection with the investment in the Company of at least $2 million. Any such new registration rights are required to be pari passu with the registration rights granted by the Company under the Registration Rights Agreement and consistent with the terms of the Registration Rights Agreement. The Company may grant registration rights that permit any person the right to piggyback or may itself exercise the right to piggyback on any Demand Registration, subject to certain restrictions contained in the Registration Rights Agreement.

         The Holders have the right to assign their rights in the Registration Rights Agreement to any other person who is assigned at least 15,000 shares of common stock underlying the Warrants.

         Modification of JTS Note and Grant of JTS Warrant. On July 16, 2003, the Company granted a warrant to JTS Enterprises, Inc. (the "JTS Warrant") to subscribe for and purchase 81,000 fully paid and non-assessable shares of the Company's common stock, at an exercise price per share equal to $1.00. The JTS Warrant may be exercised for all or any lesser portion of the 81,000 shares between July 16, 2003, and July 16, 2008. The Company has fair valued the warrants at $122,733 using a Black-Scholes model with the following assumptions:
3 year expected life, 151% volatility, 5% risk free interest rate, and 0% dividend yield. The JTS warrant is to be amortized over the 56 month loan term beginning July 16, 2003. The JTS Warrant does not contain the put provisions that were provided for in the Warrants (see above.) As such, the JTS Warrant does not require consideration for SFAS 150 treatment. The JTS Warrant was issued to JTS Enterprises, Inc. ("JTS"), as consideration for the modification of a promissory note previously granted to JTS by the Company. In connection with this Agreement, JTS agreed to assign its promissory note to the Lender, to terminate a security interest it held in certain of the Company's assets, and to participate in the Loan through the Participation Agreement. The Company issued a Replacement Revolving Promissory Note (the "Replacement Note") in the original principal amount of $650,000. The Company entered into the original note with JTS to obtain funds to repay its note to Mr. Aron (See Note 8.)

7. New Accounting Pronouncement

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) free standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Adoption of SFAS No. 150 requires the Warrants (see Note 6) to be classified as a liability. In January of 2005, The Catalyst Fund Ltd. may exercise their right to force the Company to repurchase the 550,000 common shares at the current market price on the common stock, less the warrant exercise price of $1.00. The put feature may be accelerated by a change of control or a capital offering in excess of $10 million; therefore, the Company could be forced to purchase up to 550,000 shares of its own common stock at the market price (less the $1 warrant exercise price) on the day the put option is exercised.

On July 16, 2003, the date the Warrants were granted, the Company's stock closed at $1.90 per common share. Thus, at the inception of the Loan Agreement, the Warrants were initially valued at $495,000 ($1.90 less exercise price of $1.) This amount will be amortized as a debt discount over the 56 month term of the Loan Agreement.

At September 30, 2003, the Company's stock closed at $2.25 per share. This increase in the market price over the initial valuation of $495,000 required the Company to record an increase in the value of the puttable warrant obligation of $192,500 for the three months ended September 30, 2003 as an other financing expense in accordance with SFAS No. 150.

For the duration of the existence of the Warrants, this financing expense will be updated at each balance sheet date. For every $1 increase in the market value of the Company's stock, the puttable warrant obligation will increase by $550,000. For every $1 decrease in the market value of the Company's stock, the puttable warrant obligation will decrease by $550,000, to the extent the Company's stock price remains in excess of the $1 Warrant exercise price.

8. Related Party Transactions

On July 16, 2003, the Company entered into the Loan Agreement with The Catalyst Fund, Ltd. (see Note 6.) Neil Leibman, an officer and director of the Company; and Bobby Orr, Don Aron and Stuart Gaylor, directors of the Company, participated in the Loan Agreement. These related party board members provided $500,000 of the Loan received by the Company. Additionally, 91,667 of the Warrants (with put features) that were issued in consideration of the Loan were granted to these related party board members. (see Note 7.)

On March 24, 2003, one of our Board Members, Mr. Don Aron, agreed to purchase Company receivables for $700,000. In consideration of the purchase, Mr. Aron received a factoring fee of 3% per month for a minimum term of 60 days which amounted to $42,000. Additionally, as part of the agreement, Mr. Leibman and Ms. Zlotnik, our two largest stockholders and members of our management team at the time, were required to pledge their stock and provide personal guarantees to Mr. Aron. As of June 30, 2003 all terms of the agreement were satisfied and performance completed.

9. Subsequent Events

On October 27, 2003, James A. Burke, CPA, CFA, began his term as the Company's President replacing Marcie Zlotnik, the Company's former President. See Item 6. Reports on Form 8-K.

On October 15, 2003, Marcie C. Zlotnik resigned her operational positions in the Company, and also from the Company's Board of Directors. See Item 6. Reports on Form 8-K. On October 15, 2003, all stock options held by Ms. Zlotnik were amended and reinstated. 300,000 options with an exercise price of $1.50 were reinstated with a new expiration date of December 31, 2005. 50,000 options with an original exercise price of $2.00 were reinstated with a new exercise price of $1.00 and a new expiration date of December 31, 2005. The Company has fair valued the options at $718,075 using a Black-Scholes model with the following assumptions: 3 year expected life, 148% volatility, 3% risk free interest rate, and 0% dividend yield. This amount is expensed in the fourth quarter as a general and administrative cost.

Item 2. Management's Discussion and Analysis, and Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Gexa Corp., a Texas corporation.

Results of Operations

Gexa ("the Company") has experienced a strong pattern of growth in its second year of operations as evidenced by a nearly seven-fold increase in sales from $6,857,589 to $41,690,205 for the three months ended September 30, 2002 and 2003 respectively. As of September 30, 2002 the Company was billing approximately 15,900 customers representing 91,016 Mwh (Megawatt hours) billed over the three month period. As of September 30, 2003 the Company was billing approximately 51,700 customers representing 537,481 Mwh billed over the three month period.

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

Costs of sales were 84.7% and 86.4% of sales for the three and nine months ended September 30, 2003 respectively. Costs of sales were 80.9% and 77.6% of sales for the three and nine months ended September 30, 2002 respectively. Electricity supply is the driving factor behind this variance with higher per unit costs in 2003 over 2002. As of September 30, 2003 the Company has a long position (electricity supply contracts slightly in excess of expected needs to serve our customer base) to ensure adequate supply for its growing customer base. Our continued customer base growth has resulted in supply demands for fall 2003 approximating total demand for the summer months when usage per customer is materially higher. Excess supply sold on the balancing market undergoes three rounds of resettlements to come to a final determination of the balance of supply transacted each day. The second and third round settlements will take several months to be finalized and the Company does not have the ability to forecast the outcome of these settlements and their impact on valuations achieved in first round settlements.

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

A portion of the consideration granted for the term loan (see Note 6 in the notes to condensed financial statements) consisted of 550,000 puttable warrants to purchase Company stock (one common share per warrant) at an exercise price of $1. Those warrants also contain a put feature allowing the holder to force the Company to repurchase the common stock issued or issuable under the warrant at the current market price of the common stock less the exercise price of the warrant. For every $1 increase in the market value of the Company's stock, the recorded puttable warrant obligation to the Company, under SFAS No. 150 (see
Note 7 in the notes to condensed financial statements), will increase by $550,000. If these warrants and the attached put features are exercised within a short time period, it could have a negative impact on the Company's short term cash flow. The put feature can be exercised at any time after January 16, 2005.

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

(b) Form 8-K

Current report on form 8-K dated February 18, 2004 announcing certain preliminary 2003 financial data.

Current report on form 8-K dated December 23, 2003 announcing the resignation of Marcie C. Zlotnik from the Board of Directors.

Current report on form 8-K dated November 14, 2003 announcing third quarter 2003 financial results.

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

Gexa Corp.

By: /s/ Neil Leibman
Neil Leibman, Chairman and CEO
Dated: March 9, 2004
Houston, Texas

                         EXHIBITS ARE ON FOLLOWING PAGES