Form 10KSB
period 2003-12-31
GEXA CORP
filed 2004-05-18
CIK 821113

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-16179

GEXA CORP. (Name of Small Business Issuer in Its Charter)
Texas (State or Other Jurisdiction of Incorporation or Organization)	76-0670175 (IRS Employer Identification Number)
24 Greenway Plaza, Ste 1826, Houston, TX (Address of Principal Executive Offices)	77046 (Zip Code)
(713)-961-9399 (Issuer's telephone number)
Securities registered under Section 12 (b) of the Exchange Act: None (Title of class)
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 (Title of class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year: $115,142,685

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on May 10, 2004, was approximately $10,969,072 (based upon close price per share as reported on the OTC:BB on such date). For purposes of this calculation, all executive officers, directors and 5% beneficial owners of the issuer were deemed affiliates*. Such determination should not be deemed an admission by such officers, directors and beneficial owners that they are, in fact, affiliates of the issuer. The number of shares of the issuer's common stock, $0.01 par value, outstanding as of May 10, 2004, was 8,444,032. Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

        DOCUMENTS INCORPORATED BY REFERENCE:

        There are no documents incorporated by reference in this Annual Report on Form 10-KSB.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially.

Forward Looking Statements

        This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our assumptions regarding the competitive restructuring and deregulation of the electricity market, competition from utility companies, our dependence on the services of certain key personnel and our ability to manage our growth successfully. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

        When used in this Form 10-KSB, the words "expect", "anticipate", "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-KSB.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

        Gexa Corp., a Texas corporation doing business as Gexa Energy ("Gexa" or the "Company") is located in Houston, Texas, and is a retail electric provider (a "REP") currently operating in the deregulated retail electricity marketplace in Texas. In August 2001, the Public Utility Commission of the State of Texas ("PUCT") approved our license to become a REP in Texas. As a REP, we sell electric energy and provide the related billing, customer service, collection and remittance services to residential and small commercial customers. We offer our customers lower electricity rates, flexible payment and pricing choices, simple offers with understandable terms and responsive customer service. In general, the Texas regulatory structure permits independent REPs (companies unaffiliated with an incumbent utility in a particular geographic area), such as Gexa, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. We are currently one of the largest independent REPs operating in Texas focusing on the under one megawatt market, as measured by total megawatt hours ("mwh") and by customer count, having grown to approximately 70,000 total customers as of March 2004.

        The business of providing electricity became a deregulated industry in the state of Texas effective January 1, 2002. In August 2001, the PUCT approved Gexa's license to become a retail provider of electricity to residential and commercial customers in Texas. Under Texas law, since January 1, 2002, customers have had the option to purchase electricity from competitive providers such as Gexa.

        During the fiscal year 2003, we generated revenues of $115,142,685, had cost of goods sold of $103,053,763, and general and administrative expenses of $9,305,126, which resulted in income from operations of $2,783,796. During the fiscal year 2002, we generated revenues of $19,038,804, and incurred cost of goods sold of $15,264,611, and general and administrative expenses of $2,816,458, producing income from operations of $957,735.

        At December 31, 2003, the Company had 77 full-time employees working out of our corporate facilities in Houston, Texas, and approximately 10 part time independent contractors performing a variety of non-sales tasks. As of May 10, 2004 the Company has 80 full time employees and approximately 15 independent contractors performing non-sales tasks.

Business Strategy

        Our business strategy involves the following key elements:

  •
  Establish marketing relationships with multi-family property managers and owners to market our services on-site to residents while also providing power to the commercial meters on-site.

  •
  Use our inside direct sales team, as well as a network of independent sales agents, to market our service to small commercial customers (whose demand is less than one megawatt of electricity as defined by the PUCT).

  •
  Utilize strong branded partners to provide access to a potential customer base by providing a strong affinity-based electricity offering with other tangible benefits.

  •
  Operate and further develop a cost-effective and efficient billing and customer service infrastructure, utilizing a combination of internal resources and outsourced partners.

  •
  Leverage our credit support and energy supply agreement with TXU to provide a cost-effective supply of electricity to meet our customers' needs.

  •
  Evaluate opportunities to expand our business outside of the Texas market on an opportunistic basis.

Regulatory Environment

        Deregulation of the wholesale electricity market in Texas began in 1995 with Senate Bill 373. This enabled independent power generators to establish operations in Texas alongside those of the regulated utilities and gain access to the transmission capabilities of the grid. This foundation, coupled with the passing of Senate Bill 7 in 1999, has enabled an integrated marketplace linking generators, energy delivery companies, retail electric providers, and an independent grid operator, the Electric Reliability Council of Texas ("ERCOT"), to offer choice to end-use electricity customers. There are currently five major markets open to competition as defined by ERCOT based on service areas in Texas covered by formerly integrated utilities.

        Effective January 1, 2002, retail customers of independent operating utilities in the ERCOT region of Texas were allowed to choose a REP. A REP serves end-use customers by purchasing its electricity from competing power producers in the wholesale market, receiving delivery services from the regulated transmission and distribution service providers (formerly the integrated utilities) and performing basic customer service functions including billing, collections and handling customer service requests.

        As part of Texas Senate Bill 7, the formerly integrated utilities were essentially split apart into three businesses: 1) unregulated wholesale businesses for power generation, 2) regulated transmission and distribution service providers ("TDSPs") and 3) unregulated REPs. The REPs that were formed by the formerly integrated utilities are referred to as "Affiliated REPs." These Affiliated REPs are subject to restrictions on their ability to compete on price in their own markets (the areas previously served by the integrated utility) to foster competition through price discounts from competitors. The two largest Affiliated REPs in Texas are TXU Energy and Reliant Energy, serving the Dallas/Ft. Worth and Houston areas, respectively. The other Affiliated REPs include First Choice (an affiliate of Texas New Mexico Power, "TNMP"), American Electric Power/Central Power and Light ("AEP-CP&L"), and American Electric Power/West Texas Utilities ("AEP-WTU").

        Effective January 1, 2002, all customers previously with the integrated utility, whose electricity demand was under 1 megawatt (small commercial and residential), were transferred to the Affiliated REPs to be served on a month-to-month rate, known as the "Price-To-Beat" until such time that these customers choose to be served by an independent REP. The "Price-To-Beat" rate, set by the PUCT, was to serve as the benchmark, allowing independent REPs such as Gexa the flexibility to set their own prices to customers in each market.

        The "Price-To-Beat" rule requires the Affiliated REPs to charge only one rate in their respective incumbent markets until certain conditions are met. For small commercial consumers, Affiliated REPs are required to only charge the "Price-To-Beat" until either 40% of the load in the incumbent market is no longer served by the Affiliated REP or until January 1, 2005. All of the Affiliated REPs met the 40% threshold by late 2003, and therefore have the opportunity, but not the obligation, to charge a rate that is lower than the "Price-To-Beat" in its incumbent market. For residential consumers, Affiliated REPs are required to only charge the "Price-To-Beat" until either 40% of the customers in the incumbent market are no longer served by the Affiliated REP or until January 1, 2005. None of the Affiliated REPs met the 40% threshold by late 2003, and therefore are currently only offering the "Price-To-Beat" rate for their incumbent market. After January 1, 2005, even if 40% of the customers have not been lost to competitors, the Affiliated REPs may offer a rate that is lower than the "Price-To-Beat". For both small commercial consumers and residential consumers, Affiliated REPs are restricted from charging a rate that is higher than the "Price-To-Beat" in their incumbent market until after January 1, 2007, without the approval of the Public Utility Commission of Texas.

        Three critical elements required to have a successful retail electricity market are present in Texas. First, the wholesale energy market is competitive, thereby enabling retailers to purchase supply at competitive prices. Second, a common framework for operating throughout Texas has been established to enable retailers to effectuate switching, billing, service orders and other necessary transactions with ERCOT (as a clearinghouse) and with the transmission and distribution service providers. Third, a regulatory framework has been established that encourages competition by enabling the Affiliated REP to adjust the "Price-To-Beat" based on the movement in natural gas or purchased power prices. This unique "Price-To-Beat" mechanism ensures that the retail margins in the market can be preserved if commodity costs increase.

Operations

        The primary responsibilities of a REP in Texas include customer account initiation and termination, energy supply management and scheduling, billing/remittance processing, and customer service. ERCOT oversees all aspects of the Texas power grid, and all retail electric providers must be certified by ERCOT to operate in the Texas markets. ERCOT was founded in 1970 to oversee the Texas power grid and under deregulation ERCOT serves as the Independent System Operator ("ERCOT ISO") of the power grid in Texas and enables retail providers, generators, transmission and distribution service providers, and ultimately customers, to operate in a deregulated marketplace in Texas. ERCOT is continuously performing five major processes to support the retail provider:

  •
  Registration

  •
  Market Operations

  •
  Power Operations

  •
  Load Profiling, Date Acquisition and Aggregation

  •
  Settlements, Billing and Financial Transfer

        In its simplest form, ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the transmission and distribution company. ERCOT oversees all aspects of these communications including customer sign up, meter reading and billing between the end user, power generator and REP.

        With respect to account initiation and termination, we utilize several inbound methods to sign up new customers: telephone, fax, internet, and mail. These orders in turn are processed internally and sent through a service provider, Alliance Data Systems ("ADS"), to ERCOT, then to transmission and distribution service providers, and then back to Gexa. Customers terminate their service in the same way. To support the acquisition efforts targeting the single family residential segment, we recently enlisted the services of a large integrated telephone call center operator. We have been operational with this service provider since early March 2004.

        We utilize ADS, a leading innovator in the automation of back-office business processes for the emerging deregulated energy industry, to process our market transactions for both account initiation/termination and meter reads. ADS, who is a certified processor of retail energy information for ERCOT, provides us with the software and programs to exchange data with ERCOT. This allows our billing system, Radiant (owned in partnership with another retail provider in Texas), to receive and process all information necessary to bill our customers. ADS also provides the Company testing and system upgrade services to ensure all of our systems are compliant with current regulations and ERCOT protocols which are ever-evolving.

        Radiant not only bills all of our customers, but also provides critical accounting and reporting data used to track billings, accounts receivable, adjustments to receivables, customer deposits, and reports for managerial decision making. We continue to develop and improve the Radiant system to ensure that our specific needs for future billing enhancements and compliance with evolving ERCOT protocols and PUCT regulations.

        During the fourth quarter of 2003, we implemented an ADS-designed automated remittance processing and payment posting process. Additionally, we implemented a more efficient credit card processing system for both one-time and recurring customer payments, thereby expanding payment options for our customers. ADS also provides us with retail lockbox services- receiving customer payments, depositing them into our lockbox, and posting the payments to customer accounts in Radiant.

        Our customer service function is maintained internally, with customer service representatives able to provide service via the telephone, fax and email and using the Radiant system as the core customer information system. Most inquiries are for customers making payments over the phone, account initiation/termination, and understanding of the billing and usage data.

Marketing and Sales

        We have focused our marketing and sales efforts on the under one megawatt commercial accounts (small commercial) and the residential multi-family housing (apartment community) segments. During the remainder of 2004, we plan to further penetrate the single-family residential segment. Employing several first-to-market, co-marketing arrangements with well known companies, we also hope to leverage the brand name of these companies to provide access to new customers without incurring large marketing expenditures.

        Our customer base grew in 2003 at an average monthly compound rate of 7.6%. Our customer base is diverse with no single customer representing more than 1% of total revenue in 2003. At December 31, 2003, the majority of the Company's customers are in the Houston and Dallas markets, with a growing presence in a variety of other metropolitan and rural areas in south and west Texas including the cities of Corpus Christi and Lubbock.

        We offer month-to-month, one-year and two-year term contracts to our small commercial customers and month-to-month terms to our residential customers. The small commercial contracts have cancellation penalties that range from one to four months' energy usage depending on the term. Residential agreements are on a month-to-month basis, which offers Gexa pricing flexibility, but allows the customers to leave Gexa's service for a nominal fee. Any invoices not paid within 5 days of the due date are subject to a 5% fee for late payment.

        In the small commercial segment, our position as an independent REP allows us to acquire customers primarily by switching the customers away from Affiliated REPs. In the residential market, we have signed marketing agreements with major property management firms to serve their residential and on-site commercial accounts. By effectively positioning ourselves as a low-cost provider and with the endorsement of the on-site property management companies, our strategy is to continue to cost effectively acquire new customers. We utilize a combination of internal sales representatives as well as independent sales representatives to acquire customers. For residential customers, these independent sales representatives earn a one-time commission and for small commercial customers, they earn an ongoing commission during the duration that we serve the customer.

        During the first quarter of 2004, the Company entered into a joint marketing agreement with Continental Airlines, Inc. Continental Airlines and the Company will market the Company's electricity services to all Continental Airlines OnePass members and Continental employees, enabling them to earn OnePass miles for the amounts they pay to the Company. Payments to Continental Airlines by the Company will be based on the volume of customers enrolled in the program and will consist of both cash and equity. In addition to this residential offering, Gexa anticipates offering the same program to our small commercial customers by the end of 2004.

Other Markets

        Although our current service regions are all within the Texas market, we will continue to evaluate expansion opportunities in other deregulated electricity markets that offer growth potential in our core multi-family and single-family residential, and small commercial customer segments. Beyond Texas, there are currently 18 states open to competition in the U.S, with the majority of these in the Mid-Atlantic and Northeast regions. A new market of particular interest to us includes the states of Pennsylvania, New Jersey and Maryland (the "PJM markets"). We have begun negotiations for the requisite supply and credit agreements to cost-effectively serve the PJM markets and believe that we can leverage our experience in Texas and our marketing partnerships to quickly and effectively establish ourselves in these markets. The expansion will, however, require significant capital, and there can be no assurances we will be able to raise additional funds. See "Item 6— Management's Discussion and Analysis—Liquidity and Capital Resources".

        If and when we decide to enter deregulated markets outside of Texas, we will be required to operate within the specific regulatory environments of such states and regions. The rules in the other markets do vary from Texas, with some aspects being more favorable and some less favorable than Texas. In Texas, the REP bears the full risk of bad debt, including the transmission and distribution charges, whereas in other states, including Pennsylvania, the transmission and distribution service provider collects from the customer and is exposed to the bad debt risk, as the REP is paid by the transmission and distribution service provider. However in such lower risk markets we may face lower margins. We will evaluate the regulatory environment of a market in addition to the other operational, financial and customer considerations before determining whether to pursue a new market opportunity.

Electricity Supply

        With respect to energy supply, we have an agreement with TXU Portfolio Management ("TXU PM"), an unregulated entity of TXU Energy that buys and sells wholesale power, for the procurement of wholesale energy, and we serve as our own "qualified scheduling entity" for open market purchases and sales of electricity, again coordinating this through ERCOT. We forecast our energy demand and purchase electricity through an experienced team of in-house professionals. The forecast for electricity load requirements is based on our aggregate customer base currently served and anticipated weather conditions, as well as forecasted customer acquisition and attrition. We continuously monitor and update our supply positions based on our retail demand forecasts and market conditions. Our objective is to maintain a balanced supply/demand book to limit commodity price risk exposure, and we do not utilize derivative instruments for hedging or speculative trading.

        Our agreement with TXU PM provides both a source of electricity supply and vendor financing. Since our commercial customer contracts have durations of one and two year terms, we attempt to match our customer obligations to our supply purchases. Gexa purchases electricity from TXU PM and from third parties based on its forecast of needs and monthly purchase limits imposed by TXU PM. Additionally, TXU PM reserves the right to review the credit-worthiness of all customers with demand of at least one mwh. Gexa pays a monthly credit fee to TXU PM based on its monthly electricity purchases from TXU PM, as well as small monthly administrative fees. TXU PM also provides credit guarantees to Gexa to enable it to purchase electricity from third parties, in return for a monthly fee. The agreement has an initial term of five years, expiring in April 2008, and renews thereafter on a year-to-year basis unless either party gives notice of termination.

        Purchasing this electricity exposes the wholesale electricity provider to credit risk that may exist due to any payment risk. Accordingly, TXU PM has three sources of security from the Company to support this agreement. First, TXU PM has first lien on all of the Company's assets, including accounts receivable. Second, our customer receipts are managed through a lockbox arrangement with TXU PM under which certain costs of good sold items and the monthly TXU PM invoice are paid during each month with the Company receiving any remaining funds to be used for operating expenses. TXU PM must approve all disbursements from the Company's lockbox. Third, the Company is required to post a letter of credit, cash collateralized, in amounts determined by TXU PM pursuant our agreement.

Competition

        Our competitors broadly fall into two categories. The first category consists of the Affiliated REPs who inherited the "Price-To-Beat" customers (residential and small commercial) at the time the market opened to competition. As noted above in the Regulatory Environment section above, the ability for the Affiliated REPs to compete on price in their incumbent markets is dictated by specific rules. However, in all cases, the Affiliated REPs enjoy the highest levels of brand recognition and familiarity, requiring competitive REPs, including Gexa, to convince customers to switch their service away from the Affiliated REPs. The Affiliated REPs include: TXU Energy, Reliant Energy, First Choice Power, WTU Retail Energy, and CPL Retail Energy.    The latter two Affiliated REPs are owned by Direct Energy, a unit of Centrica PLC. Outside of their incumbent markets, these Affiliated REPs compete on the same regulatory environment as does Gexa.

        The second category of competitors consists of REPs that are not affiliated with any TDSPs. These include, but are not limited to, Green Mountain Energy, Cirro Energy, Strategic Energy, Constellation Energy and Utility Choice. Some of the REPs choose to compete only in small commercial, while others compete in both residential and small commercial. The sizes of these REPs vary as do their approach to the market.

        While Texas has continued to see some new entrants during the past year, most of the focus in both the small commercial and the residential segments is on enticing customers to leave the Affiliated REP's service, and not on frequent switching between competitive retailers.

RISK FACTORS

        Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information in this Form 10-KSB. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-KSB.

Early Stage Operating Company

        We are an early stage operating company created for the purpose of providing electricity in deregulated electricity markets. We experienced significant growth in 2003, and future success is, to some degree, dependent upon our ability to continue to expand our operations through implementation of our business plan and model while devoting adequate resources to maintaining our existing customer base. We are subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, the possible inability to implement our business plan and the inability to fund the working capital requirements of our business plan. There can be no assurance that we will remain profitable, or that we will provide any return on invested capital.

Inability to Manage Our Growth

        Our customer base and operations have grown at a rapid rate in 2003 and year-to-date 2004. The further development of our operations will depend upon, among other things, our ability to expand our customer base in Texas and to enter new markets in a timely manner and at reasonable costs. In addition, our employee base increased in 2003 and we anticipate that our employee base will continue to grow in order for us to accommodate our increased customer base. We may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require, the market rules in their jurisdiction and the infrastructure delivering our products to those customers. Expanding our operations may also require continued development of our operating and financial controls and may place additional stress on our management and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

Strong Competition from Incumbent Utilities and Other Competitors

        The market in which we compete is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. We expect significant competition from incumbent, traditional, and new electricity providers, many of whom have access to more significant capital resources.

        In most markets, our principal competitor may be the local incumbent utility company or its Affiliated REPs. This is the case in Texas where we currently operate. The incumbent utilities have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, Affiliated REPs have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators' policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Affiliated REPs may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers, and otherwise seek to establish rates, terms and conditions to the disadvantage of Competitive Retailers ("CREPs".) Some of our competitors, including Affiliated REPs, have formed alliances and joint ventures in order to compete in the restructured retail electricity and natural gas industry. Many customers of these Affiliated REPs may decide to stay with their long-time energy provider if they have been satisfied with its service in the past. Therefore, it may be difficult for us to compete against Affiliated REPs and their affiliates for customers who are satisfied with their historical utility provider.

        In addition to competition from Affiliated REPs, we face competition from a number of independent REPs. In Texas, these competitors include, but are not limited to, the following companies: Cirro, Texas Commercial Energy, Liberty Power, Green Mountain and Direct Energy (an affiliate of AEP). We also may face competition from large corporations in businesses with similar billing and customer service capabilities, such as telecommunication service providers, and nationally branded providers of consumer products and services that have a significant base of existing customers. Many of these competitors or potential competitors are larger than us and have access to more significant capital resources.

Certain Competitive Restrictions for the Residential Segment Applicable to Affiliated REPs Will Expire in January 2005

        In Texas, the "Price-To-Beat" rule requires the Affiliated REPs to charge only one rate in their incumbent market until certain conditions are met. For small commercial consumers, Affiliated REPs can only charge the "Price-To-Beat" until either 40% of the load in the incumbent market is no longer served by Affiliated REP or until January 1, 2005. All of the Affiliated REPs met the 40% threshold by late 2003, and therefore have the opportunity, but not the obligation, to charge a rate that is lower than the "Price-To-Beat" in its incumbent market. For residential consumers, Affiliated REPs can only charge the "Price-To-Beat" until either 40% of the customers in the incumbent market are no longer served by the Affiliated REP or until January 1, 2005. None of the Affiliated REPs met the 40% threshold by late 2003, and therefore are currently only offering the "Price-To-Beat" rate for their incumbent market. After January 1, 2005, even if 40% of the customers has not been lost to competitors, the Affiliated REPs may offer a rate that is lower than the "Price-To-Beat". For both small commercial consumers and residential consumers, Affiliated REPs are restricted from charging a rate that is higher than the "Price-To-Beat" in their incumbent market until after January 1, 2007, without the approval of the Public Utility Commission of Texas. Our ability to obtain new customers or even retain existing customers may be adversely affected by the termination of these restrictions.

Weather and Other Related Commodity Risks May Affect Our Ability to Manage and Maintain a Balanced Supply/Demand Book

        Commitments for future purchase of electricity supply (forward power contracts) are based not only on our expected customer base at a given point in time, but also weather forecasts for the geographical areas in which we operate. We maintain a long position in our forward power contracts (contracted electricity supply purchases are slightly greater than forecasted demand by our customers) to minimize the need to purchase power on the balancing markets at varying market prices. However, fluctuations in actual weather conditions can have an impact on the actual power needs of customers on a given day. Extreme weather conditions may force us to purchase electricity supply on the balancing markets on days when weather is unexpectedly severe, and the pricing for balancing market energy can be significantly higher on such days than the cost of electricity in our forward contracts. Unusually mild weather conditions could leave us with excess power which may be sold in the balancing markets at a loss if the balancing market price is lower than the Company's forward contract prices.

        Commodity pricing is an inherent component of our financial results. The prevailing market prices for electricity and fuel in the market may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows. Changes in market prices for electricity and fuel may result from any of the following: i) weather conditions; ii) seasonality; iii) demand for energy commodities and general economic conditions; iv) forced or unscheduled plant outages; v) disruption of electricity or gas transmission or transportation infrastructure or other constraints or inefficiencies; vi) addition of generating capacity; vii) availability of competitively priced alternative energy sources; viii) availability and levels of storage and inventory for fuel stocks; ix) natural gas, crude oil and refined products, and coal production levels; x) the creditworthiness or bankruptcy or other financial distress of market participants; xi) changes in market liquidity; xii) natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and xiii) federal, state and foreign governmental regulation and legislation.

We Have a Leveraged Capital Structure and the Terms of Our Debt May Severely Limit Our Ability to Plan for or Respond to Changes in Our Business

        We have a leveraged capital structure due to our outstanding indebtedness to the Catalyst Group and our credit arrangements with TXU PM, which limits our financial flexibility. For a description of these obligations, see "Management Discussion and Analysis- Liquidity and Capital Resources". Our level of indebtedness has several important effects on our future operations including:

  •
  a substantial portion of our cash flow from operations will need to be dedicated to payment of interest on our indebtedness;

  •
  covenants contained in our debt obligations require us to meet certain financial tests, and other restrictions limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities; and

  •
  our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes may be impaired.

        Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our ability to comply with the covenants in our debt agreements, as they currently exist or as they may be modified, may be affected by many events beyond our control and our future operating results may not allow us to comply with those financial covenants. Our failure to comply with the covenants could result in a default, which could cause our indebtedness to become immediately due and payable. If we are unable to repay those amounts, The Catalyst Fund Ltd., subject to the senior security interests of TXU PM, may proceed against the collateral. If those holders accelerate the payment of our subordinated debt, it is unlikely that we could pay that indebtedness immediately and continue to operate our business.

Delay in Deregulation or Change in Competitive Market Rules

        To date, only a limited number of markets have opened to retail energy competition. In many of these markets, the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities, and customer-switching rates have been low. Only recently have a number of markets opened to competition under rules, some of which we believe may offer attractive competitive opportunities. Texas, our sole marketplace in 2003, is among them. Our business model may depend on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of that market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

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

Extensive Governmental Regulation May Increase Our Costs and Slow Our Growth

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

        ERCOT has and may continue to modify the market structure and other market mechanisms in an attempt to improve market efficiency. Moreover, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to our commercial activities. These actions could have a material adverse effect on our results of operations, financial conditions and cash flows.

We Bear the Credit Risk and Billing Responsibility for Our Customers

        In Texas, the only market in which we currently operate, we are responsible for the billing and collection functions for our customers. As we seek to expand our operations into additional markets, the billing and collection functions may also be our responsibility. In many of these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment. Even if we terminate service to customers who fail to pay their electricity bill in a timely manner, we may remain liable to our suppliers of electricity for the cost of those commodities and to the local utilities for services related to the transmission and distribution of electricity and natural gas to those customers. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

        The Company has placed several initiatives in place to help manage the credit risk of our customers, including the following:

  •
  Increased number and amounts of security deposits required

  •
  Aggressive inside collection efforts

  •
  Providing more convenient payment methods

  •
  Use of outside collection agencies, and

  •
  Implementation of late fees on past due balances

        In 2004, the Public Utility Commission of Texas is expected to permit independent REPs to order the disconnection of electricity services of customers who fail to pay their bills in a timely manner, with certain exceptions including extreme weather conditions and whether the customer's meter is used to power life support systems. We anticipate that the ability to disconnect delinquent customers will have a positive impact on the receivables collection process for all market participants. These actions, along with the reduction in problems related to receiving timely customer meter reads, are expected to significantly reduce Gexa's expected bad debt exposure for 2004.

We May Have Difficulty Retaining Our Existing Customers and Obtaining a Sufficient Number of New Customers

        We anticipate that we will incur significant costs as we enter new markets outside of Texas and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers to our service. We cannot assure that our future efforts to secure additional customers will provide the operating base needed to expand into additional markets. Many customers may be reluctant to switch to a new company for the supply of a commodity as critical to their well being as electric power. A major focus of our ongoing marketing effort is to demonstrate to potential customers that we will be a reliable provider with sufficient resources to meet our commitments. If our marketing strategy does not continue to be successful, our business, results of operations, and financial condition will be materially adversely affected.

        We have been successful in gaining a significant number of customers in the markets where we operate. There exists, however, significant ongoing competition for these customers and we cannot assure that we will be able to retain such customers. In addition, as part of our business, we will periodically discontinue service to particular customers who represent a bad credit risk or where continued service to such customer is not economically advantageous to us.

Dependence on Providers of Electricity for Resale and Reliance on TXU for Financial Support

        We must rely on a limited number of suppliers of wholesale electricity in order to meet our customer's needs. The unavailability of electricity from one or more of our suppliers at times of high demand could have an adverse impact on our financial condition if we are forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile. Our primary supplier of electricity is TXU PM. We have entered into a five-year wholesale credit agreement with TXU PM which allows us to purchase electricity in the State of Texas with the credit backing of TXU PM. In exchange for the credit support, we granted TXU PM a first lien on our receivables, assets and contracts. In addition, as of December 31, 2003 we had posted an irrevocable letter of credit for $600,000 which is fully cash collateralized. As we grow, this letter of credit requirement may become larger and other terms may change and adversely affect us. If we reach our anticipated customer count, we may need to post collateral of approximately $5 million with TXU PM to purchase electricity in sufficient quantities to meet our customer obligations. TXU PM also requires that we procure electricity for a quantity and duration that matches our customer obligations. To continue to meet our customer requirements in the summer and maintain the growth rate in our business, we are seeking additional sources of capital, primarily for working capital to purchase electricity.

Our Success in Texas May not Translate to Other Deregulated Markets

        While we are actively reviewing various opportunities in markets outside the State of Texas, there can be no assurance that we will be able to replicate our model outside of the Texas market. States that are currently in various phases of deregulation of their retail electricity market include: Arizona, Connecticut, Delaware, District of Columbia, Illinois, Maine, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island and Virginia. The regulations relating to the markets in these states vary from the regulations in Texas. In any particular market, there are a number of rules that will ultimately determine the attractiveness of that market. Markets that we seek to enter may have both favorable and unfavorable rules. In addition, the relative size, demographics and energy consumption patterns of a particular market may not allow us to use the same or similar growth strategies as we have used in Texas. In addition, we must be able to procure necessary supply and credit agreements through energy wholesalers in any markets that we seek to enter. There can be no assurance that we will be able to secure such agreements on terms that allow us to effectively serve these other markets.

Reliance on Information Technology Systems

        Our business is dependent on information sharing among market participants (including ERCOT, the transmission and distribution service providers, and third-party service providers). This information includes customer enrollment information, ERCOT transactions, meter readings, invoices for wire line charges, etc. Therefore, our success as an independent REP is impacted by our ability to handle this information and we are dependant on third parties to provide timely and accurate information to us. We rely on a combination of internal systems including telephone, internet, load forecasting, as well as systems operated by third parties. These include Radiant (a 50/50 joint venture owned by the Company and another REP) which serves as our core billing and customer information management system, the ADS transaction and remittance processing systems, as well as ERCOT and transmission and distribution service provider systems. Failure to receive timely and accurate information could have an adverse impact on our business.

        We have implemented both processes and infrastructure to provide for redundancy of core data due to business interruption associated with our billing platform; however, that is only one component of our business model. In addition, our systems and those we rely upon from third parties need continued development and investment to ensure reliability and scalability as our business grows at a rapid rate.

        Despite the implementation of security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although we intend to continue to implement industry-standard security measures, there can be no assurance that measures implemented by us will not be circumvented in the future.

Reliance on TDSPs affiliated with Affiliated REPs with Whom We Compete to Perform Some Functions for Our Customers

        Under the regulatory structures adopted in most jurisdictions, we will be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. While we currently enjoy acceptable agreements in Texas, any delay in future negotiations for access to new markets or our inability to enter into reasonable agreements to operate in new markets could delay or negatively impact our ability to serve customers in those jurisdictions, which could have a material negative impact on our business, results of operations, and financial condition.

        We are dependent on transmission and distribution utilities for maintenance of the infrastructure through which we deliver electricity to our retail customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service and could have a material adverse effect on our results of operations, financial condition and cash flow. Additionally, we are dependant on the transmission and distribution utilities for performing service initiations and changes, and for reading our customers' energy meters. We are required to rely on the transmission and distribution utility, or, in some cases, ERCOT, to provide us with our customers' information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the transmission and distribution utilities or the ERCOT could have a material adverse effect on our business, results of operations, financial condition and cash flow. In addition, any operational problems with our new systems and processes could similarly have a material adverse effect on our business, results of operations, financial condition and cash flow.

Payment Defaults by Other REPS to ERCOT

        In the event of a default by a REP of its payment obligations to ERCOT, the portion of that obligation that is unrecoverable by ERCOT from the defaulting REP is assumed by the remaining market participants in proportion to each participant's load ratio share. As a REP and market participant in ERCOT, we would pay a portion of the amount owed to ERCOT should such a default occur, and ERCOT is not successful in recovering such amounts. Any such default of a REP in its obligations to ERCOT could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

ERCOT has Experienced Problems with its Information Systems

        ERCOT is the independent system operator responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT Region and for acting as a central agent for the registration of customers with their chosen retail electric supplier. Its responsibilities include ensuring that information relating to a customer's choice of REP, including data needed for on-going servicing of customer accounts, is conveyed in a timely manner to the appropriate parties. Problems in the flow of information between ERCOT, the transmission and distribution utilities and the REPs have resulted in delays and other problems in enrolling and billing customers. While the flow of information has improved materially over the course of the last two years of full market choice operations, remaining system and process problems are still being addressed. When customer enrollment transactions are not successfully processed by all involved parties, ownership records in the various systems supporting the market are not synchronized properly and subsequent transactions for billing and settlement are adversely affected. The impact can include us not being the electric provider-of-record for intended or agreed upon time periods, delays in receiving customer consumption data that is necessary for billing and settlement either through ERCOT or directly with transmission and distribution utilities, as well as the incorrect application of rates or prices and imbalances in our electricity supply forecast and actual sales.

If We Are Unable to Effectively and Efficiently Implement Our Plan to Remediate the Material Weaknesses Which Have Been Identified in Our Internal Controls and Procedures, There Could Be a Material Adverse Effect on Our Operations or Financial Results

        In connection with the completion of the audit for fiscal year 2003, the Company's independent auditors, Hein & Associates LLP ("Hein"), identified certain material weaknesses in the Company's systems of internal controls that Hein considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The identified deficiencies generally related to (i) adequacy of the training of the staff within the Company's accounting department, and (ii) quality control over the financial reporting process. Hein also indicated that the Company's method of calculating its revenues required additional review.

        The Company's Audit Committee undertook an independent review of these matters raised by Hein with the assistance of outside counsel. The Audit Committee has reported to the Board of Directors of the Company a specific action plan (the "Action Plan") which requires the Company to immediately undertake and complete a number of actions, some of which have already been taken. This Action Plan has been adopted by the Board of Directors and is in the process of being implemented. The actions called for by the Action Plan include:

  •
  Institute new document control procedures including an updated disaster and recovery plan.

  •
  Finalize the search for a permanent CFO.

  •
  Hire personnel with experience in SEC reporting and accounting, human resources and investor relations.

  •
  Create new policies and procedures for the issuance of press releases and the preparation of SEC reports.

  •
  Establish an internal Disclosure Review Committee to review and coordinate SEC reports, and prepare a policy regarding the notification of senior management and the Board of material developments.

  •
  Add to and improve accounting policies and procedures.

  •
  Conduct a review of the Company's internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

  •
  Establish a training program for all relevant personnel regarding SEC reporting, Sarbanes-Oxley Act compliance and related issues.

        We are implementing various initiatives and intend to materially improve our internal controls and procedures and effectuate the items set forth in the Action Plan. See Item 8A, "Controls and Procedures," for a more detailed discussion of these initiatives.

        The Company's management does not expect that the Company's disclosure controls and procedures, or its internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        The implementation of the Action Plan is one of the Company's highest priorities. Our Board, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures, hire additional personnel or implement revised controls or procedures that remedy all of the identified material weaknesses. In addition, as we continue to hire additional employees required by the Action Plan, we may experience higher than anticipated capital expenditures and operating expenses during the implementation of these actions and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.

Dependence on Key Personnel

        We are substantially dependent upon the continued services of our present management, including Neil M. Leibman, our Chairman and CEO, and James A. Burke, our President and Chief Operating Officer. We maintain key man life insurance on Mr. Leibman but not Mr. Burke. To the extent that their services become unavailable, we will be required to retain other qualified personnel. There can be no assurance that we will be able to recruit and hire qualified persons under acceptable terms.

We are Controlled by Our Chairman and Chief Executive Officer

        Our Chairman and Chief Executive Officer, Neil M. Leibman, owns or controls shares of Common Stock and other convertible securities representing approximately 55% of the issued and outstanding shares of our Common Stock. As a result, Mr. Leibman has the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, a merger, or selling all or substantially all of our assets. Control by Mr. Leibman could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

State Blue Sky Registration; Potential Limitations on Resale of the Securities

        Because the class of common stock registered under the Exchange Act has not been registered for resale under the Securities Act or the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

        We intend to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the issuer of that security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Compliance with Penny Stock Rules

        Our securities are considered "penny stocks" as defined in the Exchange Act and the rules thereunder, to the extent the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for that particular security of Gexa and could make it more difficult for investors to sell that particular security.

We May Have Liabilities Arising Out of the Issuance of Shares to the Stockholders of Gexa Gold

        Gexa was formed as a Texas corporation in 2001 to conduct all of the Company's business, and is the successor to Gexa Gold Corp., a Nevada corporation ("Gexa Gold"). Gexa and Gexa Gold executed an agreement in January 2001 whereby Gexa Gold would be reincorporated as a Texas corporation by merging with Gexa. However, no documentation relating to the contemplated reincorporation merger of Gexa and Gexa Gold was filed with the Secretary of State of Nevada or of Texas or the Securities and Exchange Commission ("SEC"). Gexa Gold also forfeited its charter in 1998 for failure to pay its annual taxes and file its annual report in Nevada. These issues have only recently been discovered. However, Gexa has operated as if the reincorporation merger occurred, issued 377,957 shares of Gexa common stock to the stockholders of Gexa Gold, and has assumed effective as of January 31, 2001, the assets and liabilities of Gexa Gold and Gexa Gold's obligation to file reports with the SEC. Gexa also filed a number of reports with the SEC in order to make Gexa Gold current in its SEC reporting obligations, since Gexa Gold had not filed the required SEC reports for nine years prior to Gexa's succession to Gexa Gold in 2001.

        Under Nevada law, the directors of Gexa Gold hold all of the property and assets of Gexa Gold in trust after its charter was forfeited and are able to act with respect to that property and assets in the same manner as is applicable to insolvent corporations under the Nevada Revised Statutes. In October 2003, after discovering that no merger documents had been filed, the former directors of Gexa Gold entered into a new agreement to transfer to Gexa all of Gexa Gold's assets and liabilities as if the merger of Gexa and Gexa Gold had occurred as the parties intended. By this remedial action, the parties have effectuated their intention to merge Gexa Gold with Gexa in January 2001.

        The 377,957 shares of common stock issued to the stockholders of Gexa Gold in 2001 were issued without being registered under the Securities Act of 1933, but exemptions from such registration requirements may be available. Gexa may have a contingent liability to the stockholder of Gexa Gold arising out of a possible violation of Section 5 of the Securities Act of 1933 in connection with the issuance of these unregistered shares if such exemptions are not available. The stockholders of Gexa Gold could also assert other potential claims due to the failure to reincorporate Gexa Gold in Texas in accordance with applicable state law and federal securities laws. As Gexa Gold common stock has no value and was not traded at the time of the issuance of the Gexa stock in 2001, Gexa does not believe the Gexa Gold stockholders have any measurable or recoverable damages relating to these possible claims. The statute of limitations may also limit the ability of some stockholders to bring any such claims. Additionally, the SEC could bring civil proceedings against Gexa for Gexa Gold's failure to file required reports and the failure to comply with SEC rules relating to the merger of Gexa and Gexa Gold, which actions could include monetary penalties and other administrative remedies. If any such claims are asserted, we intend to contest the matter vigorously.

ITEM 2. DESCRIPTION OF PROPERTY

        Our offices are presently located at 24 Greenway Plaza, Suite 1826, Houston, Texas. The office facility consists of approximately 7,500 square feet of office space under lease through 2007.

        In April 2004, the Company signed a lease for office space located at 20 Greenway Plaza. The office facility consists of approximately 26,700 share feet, and we expect to occupy this space by the end of the second quarter. The lease terminates in January 2011. This new lease will have no impact on the terms or obligations of the previous lease listed above at 24 Greenway Plaza.

ITEM 3. LEGAL PROCEEDINGS

        In 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of common stock in the Company. The case remains in the preliminary stages due to a delay on the part of the plaintiff in completing the steps to initiate a legal proceeding. The Company intends to contest the suit vigorously.

        The Company is involved in various receivable collections matters as a plaintiff. The Company believes that there are no pending matters that will have a significant impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(A)
Market Information

        Our common stock became subject to quotation on the OTC:BB market on January 2, 2002 under the symbol GEXC.OB, and remains quoted and current with the OTC:BB.

        The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and thus may not represent actual transactions.

	High	Low
Fiscal Year 2002
Quarter Ended March 31,	$7.50	$2.60
Quarter Ended June 30,	$5.00	$3.05
Quarter Ended September 30,	$4.00	$1.70
Quarter Ended December 31, 2002	$1.85	$1.20
Fiscal Year 2003
Quarter Ended March 31,	$1.90	$0.75
Quarter Ended June 30,	$1.90	$1.10
Quarter Ended September 30,	$2.60	$1.45
Quarter Ended December 31, 2003	$9.00	$2.10

(B)    Holders of Common Stock

        At May 10, 2004, there were approximately 2,464 holders of record of our common stock.

(C)    Dividends

        We have not paid any dividends on our common stock, and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, need for capital and overall financial condition. The potential for future dividend payments may also be limited by the terms of our credit agreements.

        On December 31, 2003, all of our issued and outstanding Series A Preferred Stock was converted, pursuant to the terms of a mandatory provision, to common stock at a conversion ratio of 1.14:1 to reflect a conversion of the initial investment of each holder of Series A Preferred Stock to common stock priced at $1.75 per share.

        Our Series A Preferred Stock provided for the payment of a common stock dividend that is calculated at the close of each fiscal year as 90% of the five day average close bid price of our common stock at the end of the fiscal year. At December 31, 2003, 19,634 shares of common stock valued at $166,889 were distributed as dividend payments to holders of shares of Gexa's Series A Preferred Stock.

Recent sales of unregistered Securities

        The following information is given with regard to unregistered securities sold by us during the fiscal year ended December 31, 2003, including the dates and amounts of securities sold, the persons to whom we sold the securities, the consideration received in connection with such sales, and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The sales of our securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they did not involve a public offering.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
6/1/2003	Common Stock	1,250	Miles Higgins, Officer	In lieu of compensation
6/1/2003	Common Stock	6,667	Rod Danielson, Officer	In lieu of compensation
6/1/2003	Common Stock	750	Robert Swinton	In lieu of broker commissions
8/14/2003	Common Stock	5,000	Capello Capital	In lieu of broker commissions
8/31/2003	Common Stock	29,425	Kyle Holland	Exercise of Stock warrants at $1.75 per share
10/7/2003	Common Stock	3,000	Rod Danielson, Officer	In lieu of compensation
10/17/2003	Common Stock	25,000	Jim Burke, Officer	In lieu of compensation
12/19/2003	Common Stock	2,500	Marty Kerr	Private Placement for $4.00 per share, or $10,000
12/31/2003	Common Stock	8,550	Nikki Garre	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Thomas R. Brennan Trust	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	First Clearing FBO Susan Wodopian IRA	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Richard Hunter	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Laura Webber	Preferred stock conversion to common shares
12/31/2003	Common Stock	17,100	Greg Brown	Preferred stock conversion to common shares
12/31/2003	Common Stock	6,840	Charles & Susan Priddy	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Dr. John McCormick	Preferred stock conversion to common shares
12/31/2003	Common Stock	2,850	Joel Sher	Preferred stock conversion to common shares
12/31/2003	Common Stock	2,850	Sher Children Trust	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Gregory Wolski	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Azar Computer Software	Preferred stock conversion to common shares
12/31/2003	Common Stock	8,550	Robert Radebaugh	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Daniel Garza II	Preferred stock conversion to common shares
12/31/2003	Common Stock	6,840	First Clearing FBO John Austin IRA	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	First Clearing FBO Ronald Byrd IRA	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Paul Bessette	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	The Thomas W. Lowe Jr. Trust	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Naomi Lam	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Donald & Linda Marie Garrett	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Sharon Tuan	Preferred stock conversion to common shares
12/31/2003	Common Stock	28,500	George Thomas Holt	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Jack Swiley	Preferred stock conversion to common shares
12/31/2003	Common Stock	6,514	Jacob S Cariker	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Jerry Gandre	Preferred stock conversion to common shares
12/31/2003	Common Stock	2,850	Darrin Richoloson	Preferred stock conversion to common shares
12/31/2003	Common Stock	4,275	Shane & Shelly Phillips	Preferred stock conversion to common shares
12/31/2003	Common Stock	14,250	G-7 Investments	Preferred stock conversion to common shares

12/31/2003	Common Stock	5,700	Robert Garza	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	George Nezlek	Preferred stock conversion to common shares
12/31/2003	Common Stock	14,250	Malcolm Gray	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Richard Gambrill	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Randy Ross	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Mark Pruett FBO Mark Pruett IRA	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Don Goldman	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Mark Pruett	Preferred stock conversion to common shares
12/31/2003	Common Stock	8,550	Donnelly Trustees, UW 1983 Trusts	Preferred stock conversion to common shares
12/31/2003	Common Stock	28,500	George & Sharon Frederick	Preferred stock conversion to common shares
12/31/2003	Common Stock	14,250	Terrence Pattinson & Kathleen McMonigal	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	FCC fbo Dennis Kuhlman-IRA	Preferred stock conversion to common shares
12/31/2003	Common Stock	17,100	Carl & Barbara Conley	Preferred stock conversion to common shares
12/31/2003	Common Stock	57,000	Quentin Paul Foreman	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Daniel Garza II	Preferred stock conversion to common shares
12/31/2003	Common Stock	14,250	Paul Bilberry	Preferred stock conversion to common shares
12/31/2003	Common Stock	8,550	Tim Bilberry	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	George Bilberry	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Dr Kaushal Gupta	Preferred stock conversion to common shares
12/31/2003	Common Stock	17,100	Randy Ross	Preferred stock conversion to common shares
12/31/2003	Common Stock	5,700	Jon Steuart	Preferred stock conversion to common shares
12/31/2003	Common Stock	11,400	Robert Solomon Cust Matthew Solomon UTMA	Preferred stock conversion to common shares
12/31/2003	Common Stock	17,100	Robert Solomon Cust Michelle Solomon UTMA	Preferred stock conversion to common shares
12/31/2003	Common Stock	50,445	Dr Guillermo Pechero	Preferred stock conversion to common shares
12/31/2003	Common Stock	9,120	Hassib Jaber	Preferred stock conversion to common shares
12/31/2003	Common Stock	19,634	Preferred Shareholders	Preferred stock dividend paid with common stock valued at $166,889

        The preferred stock referenced in the above table relates to the Series A Preferred Stock that received a dividend and was subject to conversion.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

        Gexa Corp., a Texas corporation doing business as Gexa Energy ("Gexa" or the "Company") is located in Houston, Texas, and is a retail electric provider (a "REP") currently operating in the deregulated retail electricity marketplace throughout Texas. In August 2001, the PUCT approved our license to become a REP in Texas. As a REP, we sell electric energy and provide the related billing, customer service, collection and remittance services to residential and small commercial customers. We offer our customers lower electricity rates, flexible payment and pricing choices, simple offers with understandable terms and responsive customer service. In general, the Texas regulatory structure permits independent REPs (companies unaffiliated with an incumbent utility in a particular geographic area), such as Gexa, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. We are currently one of the largest independent REPs operating in Texas focusing on the under one megawatt market, as measured by total megawatt hours ("mwh") and by customer count, having grown to approximately 70,000 total customers as of March 2004.

        At December 31, 2002 the Company was billing approximately 22,500 customers. At December 31, 2003 the Company was billing over 55,000 customers. Our customer mix is reflective of our strategy of focusing on both the multi-family and commercial segments. Additionally, this customer base is geographically dispersed throughout ERCOT as we are serving customers in the CenterPoint, Oncor, AEP and TNMP markets. Additionally, we are preparing to extend our marketing activities to the single-family segment through marketing partnerships with well known companies that provide affiliation benefits, marketing communications, and a target audience. One example is the recently announced marketing partnership with Continental Airlines, allowing us to market to their OnePass customer base.

Business Strategy

        Our business strategy involves the following key elements:

  •
  Establish marketing relationships with multi-family property managers and owners to market our services on-site to residents while also providing power to the commercial meters on-site.

  •
  Use our inside direct sales team, as well as a network of independent sales agents, to market our service to small commercial customers whose demand is less than one megawatt of electricity.

  •
  Utilize strong branded partners to provide access to a potential base by providing a strong affinity-based electricity offering with other tangible benefits.

  •
  Operate and further develop a cost-effective and efficient billing and customer service infrastructure, utilizing a combination of internal resources and outsourced partners.

  •
  Leverage our credit support and energy supply agreement with TXU to provide a cost-effective supply of electricity to meet our customers' needs.

  •
  Evaluate opportunities to expand our business outside of the Texas market on an opportunistic basis.

Results of Operations

Revenues

        Operating revenue increased $96,103,881, or 505%, to $115,142,685 in 2003, as compared to 2002. Revenue for 2003 rose as the result of increased consumer confidence in the deregulated markets and the continued successful execution of our marketing strategy outlined above. Other revenues in fiscal year 2003 included approximately $670,000 related to fees from early cancellation of contracts and late fees in accordance with our agreements with commercial customers. A portion of these fees was offset by refunds due to customers on sales taxes based on an opinion letter issued by the Texas State Comptroller's office declaring that certain meters billed to commercial entities for multi-family dwellings should be taxed as residential meters instead of commercial meters.

        In addition, in 2003 our marketing department contracted with multi-family communities to secure their corporately paid meters, and also to gain access to current and future residents through direct marketing at the leasing offices. These sales provided the Company with a large number of customers at low costs of acquisition. As of December 31, 2003, the Company has marketing agreements with over 500 apartment communities as compared with approximately 350 at December 31, 2002.

        In 2003, the Company's in house sales department focused their efforts on expanding our base of small commercial clients providing the Company a wide range of customers from small businesses to medium-sized office towers. Additionally, an inbound sales department was established to sign up customers who contacted the Company to request their service be switched to Gexa. During 2003, the Company also effectively utilized a large network of independent sales agents who provided the Company with an opportunity to reach customers without incurring large fixed costs. These independent sales agents have brought the Company a very broad and diverse group of customers in all our existing markets ranging from multi-family residents to commercial contracts.

Cost of Goods Sold

        Costs of goods sold increased $87,789,152, or 575%, to $103,053,763 in fiscal year 2003, as compared to fiscal year 2002. Costs of goods sold are composed largely of electricity supply purchases and the energy delivery charges we pay to the TDSPs. Two factors in 2003 have driven the increase of costs of goods sold at a rate greater than operating revenues for the year. First, as we acquired more commercial accounts as a percentage of our overall portfolio, our margins on a weighted average basis compressed. This trend is more pronounced as the customer accounts approach one megawatt in size. These commercial accounts, while still attractive from a profit perspective, do have lower per kwh margins than residential accounts. Second, during the three months ended March 31, 2003, there was an unexpected volatile price swing in the natural gas market which is the primary determinant of electricity prices. This unexpected price increase occurred over a three day period at the end of February 2003. As a result, open market electricity prices increased substantially along with average committed electricity volumes related to our daily customer usage. The result of this unexpected price volatility was a reported net loss for the three months ended March 31, 2003, and a negative impact of approximately $700,000 on the costs of goods sold for 2003.

General and Administrative Expenses

        General and administrative expenses increased $6,488,668, or 230%, to $9,305,126 in fiscal year 2003, as compared to fiscal year 2002. Since the Company has grown significantly in 2002 and 2003, there have been and will continue to be economies of scale achieved as we grow and also further improve our business processes and information systems. Therefore, it is expected that general and administrative expenses will continue to rise at a rate slower than the revenue growth rate. The most significant components of general and administrative costs in 2003 were bad debt expense and salary expense.

        In 2003, bad debt expense was largely attributable to residential services, and has been addressed with the assessment of late fee charges in accordance with the terms of customer contracts, collections procedures, and improved credit check processes in the latter part of 2003 leading into 2004. Additionally, in 2004 the PUCT is expected to allow competitive retailers, including Gexa, to disconnect the services of customers who fail to pay their bills in a timely manner. Together, these factors are expected to greatly improve delinquent receivables collection for all competitive REPs, for whom bad debt exposure has been an important concern.

        Salaries for 2003 included severance expenses related to the resignation of the former President, Marcie C. Zlotnik, from her operational and board positions within the Company. In the fourth quarter of 2003, three months severance pay totaling $50,250 was accrued as a severance expense, as was a $718,075 noncash severance expense reflecting a fair valuation of options (using the Black-Sholes model) that were amended and reinstated on the conclusion of Ms. Zlotnik's employment. Salary expense will increase in 2004 not only as a result of normal staff additions to accommodate growth, but also to include new employees in executive and middle management roles, specifically in the accounting function as necessary to improve our accounting systems and controls as discussed below in Item 8A—Controls and Procedures.

Other financing expense

        On July 16, 2003, 550,000 warrants were granted to the Catalyst Fund Ltd. in consideration of a term loan. These warrants contained a put feature allowing the holder to exercise the warrants at a $1.00 per share exercise price, and then force the Company to repurchase them at market value upon the occurrence of certain events. In accordance with SFAS No. 150, the warrants were initially recorded as a discount to debt based on the close price of the Company's common stock on the date of issuance ($1.90) minus the exercise price, multiplied by the number of warrants, or $495,000. At each balance sheet date, any change in the close price of the common stock must be used to calculate and record an interest expense or income amount to reflect the difference on that date between the market price of the Company's stock and the exercise price of the warrants.

        At December 31, 2003, the Company's stock closed at $8.50 per share. This increase in the market price over the initial valuation of $495,000 required the Company to record an increase in the value of the puttable warrant obligation of $3,630,000 for the year ended December 31, 2003 as an other financing expense in accordance with SFAS No. 150.

Liquidity and Capital Resources

        Since inception, the Company has financed its business operations and growth through a combination of private equity placements, revolving credit lines, payment terms from suppliers, and term loan debt.

        Our use of capital is primarily driven by working capital needed to operate as a REP. We experience a time delay between purchasing electricity to flow to customers and receiving payments from our customers. This working capital cycle is impacted most by seasonality and customer count growth rates. On average, our accounts receivable turn approximately every 55-60 days. Per our agreement with TXU PM, payments to TXU PM for monthly electricity purchases are due 31-35 days after the end of the month through December 2003, and are due for power invoices in subsequent months on the last business day of the following month. Seasonality impacts our working capital needs, as the hotter summer months (driven by air conditioning) increase our electricity needs during the second and third quarters, and commensurately reduces those needs in the first and fourth quarters. With respect to customer growth rates, our constant addition of customers drives an increasing need for working capital funding for electricity purchases. Over time, should the growth rate level off, we would anticipate our business to fund working capital from cash reserves on hand. However, given our growth rates, we have continued needs for additional sources of working capital financing to purchase electricity and expand operations. In addition to working capital, we do spend capital for investments in operational infrastructure to serve our customers, but this amount is relatively minor compared to the working capital needed for electricity purchases.

        Our largest cost in conducting business is the purchase of electricity. Our agreement with TXU PM provides both a source of electricity supply and vendor financing. Since our commercial customer contracts have durations of one and two year terms, we attempt to match our customer obligations to our supply purchases. Gexa purchases electricity from TXU PM and from third parties based on its forecast of needs and monthly purchase limits imposed by TXU PM. Additionally, TXU PM reserves the right to review the credit-worthiness of all customers with demand of at least one mwh. Gexa pays a monthly credit fee to TXU PM based on its monthly electricity purchases from TXU PM, as well as small monthly administrative fees. TXU PM also provides credit guarantees to Gexa to enable it to purchase electricity from third parties, in return for a monthly fee. The agreement has an initial term of five years, expiring in April 2008, and renews thereafter on a year-to-year basis unless either party gives notice of termination.

        Purchasing this electricity exposes the wholesale electricity provider to credit risk that may exist due to any payment risk. Accordingly, TXU PM has three sources of security from the Company to support this agreement. First, TXU PM has first lien on all of the Company's assets, including accounts receivable. Second, our customer receipts are managed through a lockbox arrangement with TXU PM under which certain costs of good sold items and the monthly TXU PM invoice are paid during each month with the Company receiving any remaining funds to be used for operating expenses. TXU PM must approve all disbursements from the Company's lockbox. Third, the Company is required to post a letter of credit, cash collateralized, in amounts determined by TXU PM pursuant our agreement.

        The TXU PM agreement also has a monthly limit for megawatt hours, which was recently increased to enable the Company to continue to grow and handle the higher seasonal summer volumes. Given our recent growth experience, we anticipate that the Company may reach that cap this summer, and may potentially need to increase it through discussions with TXU PM. There is no guarantee that TXU PM will increase this limit. As of December 31, 2003 the Company has $600,000 posted as a fully cash-collateralized letter of credit to TXU PM. Under the current TXU PM agreement, we anticipate needing to post a cash collaterized letter of credit of approximately $5 million for power purchases this summer. The Company will require additional financing to collateralize and post this letter of credit. These funds add to the working capital requirements of our business and pose liquidity limitations to our growth. Without having an investment grade credit rating, we anticipate that we will continue to either increase our limits with TXU PM or reach agreements with additional third-parties for needs that we may have above our current agreement. However, there are no assurances that those agreements will be reached or that the modifications to any agreements will be made.

        It is the policy of the company to match, as accurately as possible, power purchases to expected customer demand. For power purchases, we use a combination of long term contracts, short term contracts, month-ahead purchases, and day-ahead purchases to match up with forecasted demand of our commercial customers on long term sales contracts, commercial customers on month-to-month contracts, and residential customers (which are all on the equivalent of month-to month contracts.) Our sales force bases their pricing quotes to potential customers on our minimum margin targets, ensuring better integrity of our cash flow from continued operations. As of December 31, 2003, the Company has committed to future power purchase contracts with TXU PM totaling $114,182,000 in 2004 and $37,367,000 in 2005.

        The Company has also pledged approximately $2.8 million to JP Morgan Chase to obtain letters of credit to secure key credit agreements allowing us to purchase power on forward contracts, buy and sell power in the daily balancing markets, and pay TDSP invoices for metering charges passed through to customers on thirty five day terms. As of December 31, 2003, approximately $2.2 million has been utilized under those facilities to purchase letters of credit.

        In July 2003, the Company entered into a term loan agreement with The Catalyst Fund Ltd. who acted as the agent for a term loan providing the Company with $3.0 million in funds to be used for the growth of operations, including electricity purchases, in the Texas marketplace. In consideration of the loan, The Catalyst Fund Ltd. acquired a second lien on all Company assets. Principal payments due on the loan total $608,333 in 2004, $811,111 for each of the years 2005 through 2007, and $405,556 due in 2008. Payments are due on a quarterly basis in the amount of $202,778. For a more complete description of the terms of the Catalyst loan, see Note 7 to Financial Statements. For the year ended December 31, 2003, the Company was not in compliance with certain of the above covenants under the loan agreement and obtained a waiver from the lender in addition to a modification to a certain covenant.

        In 2006, $100,000 of principal plus accrued interest ($20,404 as of December 31, 2003) will be due to the Chairman and CEO of the Company in connection with a loan made to the Company at inception to cover cash requirements for start-up capital needs. Other future obligations as of December 31, 2003 are related to cancelable operating leases for certain pieces of office equipment such as printers and postage machines.

        All future obligations of the Company at December 31, 2003 for the next five years are summarized as follows:

	Table of Future Obligations Years ending December 31,
	2004	2005	2006	2007	2008
Forward power contracts	$114,182,000	$37,367,000	$—	$—	$—
Long-term debt	608,333	811,111	911,111	811,111	405,556
Rent	140,000	395,000	544,000	521,000	480,000
Other operating leases	39,000	39,000	39,000	36,000	—

Total	$114,969,333	$38,612,111	$1,494,111	$1,368,111	$885,556

        The Company serves three categories of customers: commercial customers on long term contracts, commercial customers on month to month contracts, and residential customers on month to month contracts. The aggregate future commitments of the Company's commercial long term sales contracts are approximately $81 million for 2004 and approximately $36 million for 2005. While the future commitments of the long term sales contracts are less than the future commitments of the long term power purchase contracts shown above, the Company routinely has a sales program to renew expiring commercial sales contracts and sign up new long term commercial customers. In addition, the total projected sales for all customers are in excess of the future commitments of the forward power purchase contract obligations shown above.

        We believe our rapid growth will continue in the Texas market for 2004. We have no plans to enter additional markets without raising additional capital in advance and building the necessary infrastructure. While we do continue to assess new deregulated markets in other states, our growth within the Texas market takes precedence.

        The capital demands of our rapid growth and/or severe seasonality will likely impact our cash flow and require us to raise additional funds through financing activities. In order to maintain our current rapid growth rate we will likely have to raise additional capital. We may seek to raise additional funds from the sale of equity or debt securities or other borrowings. There can be no assurance that we will be able to secure financing necessary to continue our planned expansion. In addition, we cannot assure that such financing will be available on terms that will make such growth or expansion economically viable.

        Depending upon the growth of its customer base, the Company may need to obtain financing to meet its expected cash collateralized letter of credit obligations for summer 2004 electricity purchases under the TXU PM agreement. Our ability to borrow additional funds is limited. If such additional financing were required, the consent of both TXU PM and The Catalyst Fund Ltd. would be required. TXU currently holds a first lien on all of our assets and The Catalyst Fund Ltd. holds a second lien on all of our assets. We are currently negotiating to refinance our debt owed to The Catalyst Fund Ltd., and anticipate that any lender that finances us will require a second lien on all of our assets. In addition, our limited resources may make it difficult to borrow additional funds. Any additional debt financing obtained by us will subject us to the risks normally associated with such financing, including the risk of losing valuable property or assets in the event we are unable to service such debt.

        Because our ability to borrow is limited, we may also be required to raise additional capital through equity financing. Any such equity financing may be made at a price below the market price of our common stock. To the extent that additional shares of common stock are issued, our shareholders would experience dilution, which may be substantial, of their respective ownership interests in the Company. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the further sale of equity securities.

Critical Accounting Policies

        Following are critical accounting policies adopted by the Company for use in the preparation of key material financial data.

Revenue and Cost Recognition

        The Company records electricity sales under the accrual method and these revenues are generally recognized upon delivery, as it may be estimated by one of several techniques the Company has used (see below).

        Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost. Cost of goods sold ("COGS") includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid.

        Until November 2003, the Company elected to book revenues for energy and TDSP charges based on actual billings in subsequent periods ("billings" method or technique). The Company was not its own Qualified Scheduling Entity ("QSE") until November 2002, and therefore did not receive the level of supply and market data available to QSE's until that time. Thus, using actual billings was considered to be the most appropriate and conservative technique. However, the billings technique pulls delivered volumes from future months into the month for which volumes are being estimated. In periods of relatively low growth, this characteristic should have a non-material effect on the accuracy of the estimation. This limitation, in addition to the events described below, led the Company to the decision to change to the flow technique.

        In November 2003, the Company changed its revenue estimation technique to one referred to as the "flow" technique. In the latter half of 2003, the Company determined that the market was in fact operating at a point of efficiency that it would be appropriate for the Company to begin accruing revenue based on ERCOT settlements of power deliveries, and given the limitations of the billings technique noted above, the Company chose to change to the flow technique. In addition, by the end of the year 2003, the Company had sufficient initial settlement and resettlement data from ERCOT to arrive at a reasonable estimate for 2003 revenues assuming that flow method had been in place since January 1, 2003.

        The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a "resettlement' is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided about 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

        Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such settlements is booked in the month in which the COGS effect of those resettlements is realized. This allows for a proper matching of revenues with COGS. At the end of SEC reporting periods, management will review resettlements expected to arrive at future dates and determine the revenue and COGS accruals, if any, to record book in order to arrive at a more accurate cut-off of revenue and cost recognition.

        In early 2004, an exhaustive review of the application of the billings method for the period January-October 2003 revealed that during the second and third quarters of 2003, the estimated energy revenue appears to be overstated when compared to the flow method. The Company has determined that the overstatement was material, and is reporting the correction of an error in previously issued financial statements (in this case Forms 10-QSB for the three months ended June 30, 2003 and September 30, 2003) as a prior period adjustment. Adjustments to the second and third quarter financials have been calculated and are included in the Footnote number 11 to the Financial Statements included herein. Footnote number 11 provides additional discussion on this item. These changes represent a redistribution of revenues across the second, third, and fourth quarters of 2003. In addition, cash flow for the second, third, and fourth quarters of 2003 is not affected by these changes.

        The energy portion of the Company's costs of goods sold is comprised of two components—bilateral wholesale costs, and balancing/ancillary costs. These two cost components are incurred, recognized and reconciled in different manners.

        Bilateral wholesale costs are incurred through contractual arrangements with TXU PM for firm delivery of power at a fixed volume and fixed price. The Company is invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due by the last business day of the following month starting in February 2004, and 31-35 days after the end of the month for prior periods.

        Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are the result of the difference between supply purchased in advance by Gexa through its bilateral wholesale supply arrangement with TXU PM and the supply actually required on a daily basis to serve Gexa's customer load.

Unbilled Revenue and Accounts Receivable

        At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers per the billings or flow technique, depending upon the period in 2003. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.

        All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivables account. The remaining unbilled revenue balance or deficiency is periodically analyzed to determine if there may be unexpected events or occurrences (such as lack of resettlement data from ERCOT or significant customer transactions which may not have been billed) which may explain the residual unbilled balance or deficiency.

        Accounts receivables are customer obligations billed at the conclusion of a month's electricity usage and due within 16 days of date of invoice. Balances past due over 21 days are subject to a late fee that can be assessed one time on that billing.

        The large number of customers and significant volume of transactions in the commercial and residential retail energy business creates a challenge to manage receivables as well as estimate the account balances that ultimately will not be paid by the customers (bad debt write-offs). The Company uses a variety of tools to estimate and provide an accurate and adequate Allowance for Doubtful Accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month's gross revenues

        The Company follows a consistent process to determine which accounts should be written off and compares the total actual write-offs to the estimated percentage of total revenue accrued and expensed each month. Past due accounts are regularly reviewed based on aging for possible removal from service, in-house or external collections efforts, or write-off. For residential customers, with some minor exceptions, the total balance for all accounts with any portion of their balance over 60 days past due is considered to be uncollectible and are written off net of security deposits held for the accounts. Delinquent commercial accounts are reviewed individually by in-house collections, and payment arrangements, removal from service, and possible write-off of all or a portion of the receivable is determined on a case-by-case basis.

        There has been improvement in the amount of bad debt incurred by the Company, principally due to:

  •
  Better quality timing of customer billing information being supplied by ERCOT to the Company,

  •
  Improved policies requiring credit reviews, deposits, and late fees; and

  •
  Implementing new and more aggressive collection efforts.

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

        As required by FAS 150, the Company records a liability at each balance sheet date for the potential liability that could be incurred if warrants issued with a put feature were to be exercised on that date, assuming the market price exceeds the exercise price of the puttable warrants at the balance sheet date. The liability is calculated as the difference between the put price on the balance sheet date less the exercise price of the warrants. The change in the liability between measurement dates is recorded as an other financing expense (or income as appropriate) and recorded cumulatively as a long term liability.

ITEM 7. FINANCIAL STATEMENTS

        Set forth below are the audited financial statements for the Company as of the year ended December 31, 2003, and for the years ended December 31, 2003 and 2002.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Gexa Corp., Houston, Texas.

        We have audited the accompanying balance sheet of Gexa Corp. as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gexa Corp. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

May 11, 2004
Houston, Texas

GEXA CORP.
BALANCE SHEET

December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,829,281
Cash—restricted	3,613,221
Accounts receivable, net	22,138,806
Other receivables	187,404
Deferred taxes	458,000
Other current assets	82,246

Total current assets	37,308,958
Equipment, net	373,983
Deferred taxes	292,000
Other long-term assets, net	226,594

Total assets	$38,201,535

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Term loans—current portion	$608,333
Advance customer payments	179,258
Accrued electricity costs	16,554,598
Accounts payable and other accrued expenses	6,083,872
Sales tax payable	1,445,993
Income tax payable	1,476,923
Customer deposits	3,197,233

Total current liabilities	29,546,210
Term loans—long-term portion, net of discount	2,381,826
Puttable warrant obligation (see Note 9)	4,125,000
Accrued interest payable—officer	20,404

Total liabilities	36,073,440
Commitments and contingencies (see Notes 8 and 16)
Shareholders' equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 8,261,128 shares issued and 8,247,281 shares outstanding	82,611
Additional paid-in capital	7,347,795
Treasury stock, at cost; 13,847 shares	(14,447)
Accumulated deficit	(5,287,864)

Total shareholders' equity	2,128,095

Total liabilities and shareholders' equity	$38,201,535

See accompanying notes to financial statements

GEXA CORP.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002
Sales	$115,142,685	$19,038,804
Cost of goods sold	103,053,763	15,264,611

Gross profit	12,088,922	3,774,193
General and administrative expenses	9,305,126	2,816,458

Income from operations	2,783,796	957,735
Interest income	21,361	23,284
Interest expense	(449,167)	(9,660)
Other financing expense (see Note 9)	(3,630,000)	—

Income (loss) before income tax expense	(1,274,010)	971,359
Income tax expense	922,170	331,471

Net income (loss)	(2,196,180)	639,888
Preferred stock dividend	(166,889)	(50,323)

Net income (loss) available to common shareholders	$(2,363,069)	$589,565

Basic net income (loss) per share	$(.31)	$.08

Basic weighted average shares outstanding	7,646,507	7,327,642

Diluted net income (loss) per share	$(.31)	$.08

Diluted weighted average shares outstanding	7,646,507	8,402,307

See accompanying notes to financial statements.

GEXA CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Treasury Stock	Stock Subscription Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, December 31, 2001	—	$—	6,485,422	$64,854	$4,058,205	$—	$—	$(3,514,360)	$608,699
Issued common stock for services	—	—	401,000	4,010	297,240	—	—	—	301,250
Sale of preferred stock	508,214	25,412	—	—	900,218	—	—	—	925,630
Sale of common stock	—	—	684,557	6,846	788,958	—	—	—	795,804
Company purchased treasury stock	—	—	—	—	—	(60,000)	—	—	(60,000)
Sale of treasury stock	—	—	—	—	—	50,001	—	—	50,001
Warrants issued in financing agreement	—	—	—	—	300,000	—	—	—	300,000
Warrants canceled from financing agreement	—	—	—	—	(200,000)	—	—	—	(200,000)
Common stock dividend to preferred shareholders	—	—	33,549	336	49,987	—	—	(50,323)	—
Stock subscription receivable	—	—	—	—	—	—	(13,848)	—	(13,848)
Net income	—	—	—	—	—	—	—	639,888	639,888

Balances, December 31, 2002	508,214	25,412	7,604,528	76,046	6,194,608	(9,999)	(13,848)	(2,924,795)	3,347,424
Issued common stock for services	—	—	33,000	330	64,819	—	—	—	65,149
Sales of common stock	—	—	2,500	25	9,975	10,000
Issued warrants for Loan Agreement	—	—	—	—	122,733	—	—	—	122,733
Purchased common stock from former employee	—	—	—	—	—	(3,600)	—	—	(3,600)
Exercise of stock warrants	—	—	29,425	294	51,200	—	—	—	51,494
Stock subscription receivable	—	—	—	—	—	(13,848)	13,848	—	—
Issued treasury stock for services	—	—	—	—	—	13,000	—	—	13,000
Issuance of options to former employee	—	—	—	—	718,075	—	—	—	718,075
Preferred stock conversion to common stock	(508,214)	(25,412)	588,484	5,885	19,527	—	—	—	—
Common stock dividend to preferred shareholders	—	—	19,634	196	166,693	—	—	(166,889)	—
Common shares extinguished	—	—	(16,443)	165	(165)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,196,180)	(2,196,180)

Balances, December 31, 2003	—	$—	8,261,128	$82,611	$7,347,795	$(14,447)	$—	$(5,287,864)	$2,128,095

See accompanying notes to financial statements.

GEXA CORP.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,196,180)	639,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	145,199	32,967
Amortization of financing costs	13,411	100,000
Accretion of debt discount	60,670	—
Stock issued to officers and consultants for services	78,149	301,250
Options issued to former officer (see Note 12)	718,075	—
Change in puttable warrant obligation	3,630,000	—
Deferred income tax benefit	(555,146)	(37,368)
Changes in operating assets and liabilities:
Accounts receivable	(16,328,014)	(6,880,792)
Other receivables	(120,026)	(67,378)
Other current assets	(75,951)	(6,295)
Other long term assets	(87,323)	(52,669)
Advance customer payments	179,258	—
Accrued electricity costs	13,619,969	2,934,627
Accounts payable and accrued expenses	4,316,102	1,550,263
Sales tax payable	1,171,570	1,344,423
Income tax payable	1,108,072	368,839
Customer deposits	2,611,346	585,537
Accrued interest payable	8,443	8,443

Net cash provided by operating activities	8,297,625	821,735
Cash flows from investing activities—
Restricted cash	(2,650,678)	(962,543)
Purchases of equipment	(232,167)	(232,907)

Net cash used in investing activities	(2,882,845)	(1,195,450)
Cash flows from financing activities:
Borrowings on credit facility	—	500,000
Repayments on credit facility	(500,000)	—
Borrowings on revolving credit line	—	28,033
Repayments on revolving credit line	(28,033)	—
Borrowings on term loan	3,650,000	—
Repayments on term loan	(202,778)	—
Proceeds from the sale of preferred stock	—	925,630
Proceeds from sale of common stock	61,494	795,804
Purchase of treasury stock	(3,600)	(60,000)
Retirement of treasury stock	—	50,001
Stock subscriptions receivable	—	(13,848)

Net cash provided by financing activities	2,977,083	2,225,620

Net change in cash and cash equivalents	8,391,862	1,851,905
Cash and cash equivalents at beginning of year	2,437,419	585,514

Cash and cash equivalents at end of year	$10,829,281	$2,437,419

Supplemental Disclosure of Cash Flows Information
Cash paid during the year for interest	$230,612	$1,184

Cash paid during the year for income taxes	$434,978	$—

See accompanying notes to financial statements.

Supplementary disclosure of non-cash transactions

        During the twelve months ended December 31, 2003, the Company issued warrants for the right to purchase up to 631,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with a term loan issued on July 16, 2003. Warrants to purchase 550,000 shares of common stock included a put option that requires these warrants to receive liability treatment under SFAS No. 150. These warrants had an initial value of $495,000 which was reflected as a discount to the long-term debt. See Note 7 for a discussion of the term loan, and Note 9 for a discussion of the valuation of the warrants with put options under SFAS No. 150. The remaining warrants to acquire 81,000 shares of common stock were issued under a portion of the term loan that represented a modification to the Company's existing loan agreement with another third party (see Note 7) bringing that loan under the term loan agreement with the party receiving the warrants to acquire 550,000 shares of common stock. These warrants were fair-valued at $122,733 using the Black-Sholes model and are reflected as a discount to the long-term debt.

        On December 31, 2003 19,634 shares of common stock valued at $166,889 were issued to preferred shareholders as a preferred stock dividend. On December 31, 2003 all 508,214 shares of preferred stock in the amount of $924,400 were converted to common stock in accordance with the mandatory conversion provision at December 31, 2003 attached to the preferred shares. The preferred shares were converted to 588,484 shares of common stock.

        As of December 31, 2003, 16,443 of the 377,957 common shares issued for Gexa Gold preferred shares in connection with the reincorporation of Gexa Gold, a Nevada Company, as Gexa Corp. in Texas, had not been claimed and were thus extinguished as the time period for those shares to be claimed had expired

        During the year ended December 31, 2003, sales tax refunds of approximately $1,070,000 were made to customers based on an opinion letter issued by the Texas State Comptroller's office declaring that certain meters billed to commercial entities for multi-family dwellings should be taxed as residential meters instead of commercial meters. Such treatment exempts said meters from state, county and certain special district taxes. These refunds were offset against customer billings, offset against losses related to bad debt losses for customers no longer with the Company where a bad debt loss was incurred, or refunded via check.

        During the twelve months ended December 31, 2002, the Company issued stock warrants to a lender as part of the Company's financing agreement. The warrants for 300,000 shares were valued at $300,000 and were amortized at $8,333 per month to match the three year term of the financing agreement. At December 31, 2002, the financing agreement was terminated and the warrants were cancelled; the unamortized portion of the value at the time of the cancellation, $200,000, was offset against additional paid in capital.

        During the twelve months ended December 31, 2002, the Company issued 33,549 shares of common stock, valued at $50,323, as dividend payments to holders of the Company's preferred stock.

Gexa Corp.

Notes to Financial Statements

1.     Organization

        Gexa Corp. ("the Company" or "Gexa") was incorporated in Texas on February 13, 2001. Gexa Corp also became the successor to Gexa Gold, a Nevada Corporation, and began filing SEC reports in March 2001.

        On August 2, 2001, the Company received its license from the Public Utility Commission of Texas to serve as a retail provider of electricity to residential and commercial customers in deregulated markets within the state of Texas. On January 1, 2002, Gexa began to provide retail electric services in the State of Texas.

2.     Basis of Presentation and Significant Accounting Policies

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates for the Company include (a) estimation of volumes delivered to customers, including the effects of resettlements from ERCOT (b) estimation of rates for determination of revenues, and (c) bad debt expense.

Revenue and Cost Recognition

        The Company records electricity sales under the accrual method and these revenues are generally recognized upon delivery, as it may be estimated by one of several techniques the Company has used (see below).

        Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost. Cost of goods sold ("COGS") includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid.

        Until November 2003, the Company elected to book revenues for energy and TDSP charges based on actual billings in subsequent periods ("billings" method or technique). The Company was not its own Qualified Scheduling Entity ("QSE") until November 2002, and therefore did not receive the level of supply and market data available to QSE's until that time. Thus, using actual billings was considered to be the most appropriate and conservative technique. However, the billings technique pulls delivered volumes from future months into the month for which volumes are being estimated. In periods of relatively low growth, this characteristic should have a non-material effect on the accuracy of the estimation. This limitation, in addition to the events described below, led the Company to the decision to change to the flow technique.

        In November 2003, the Company changed its revenue estimation technique to one referred to as the "flow" technique. In the latter half of 2003, the Company determined that the market was in fact operating at a point of efficiency that it would be appropriate for the Company to begin accruing revenue based on ERCOT settlements of power deliveries, and given the limitations of the billings technique noted above, the Company chose to change to the flow technique. In addition, by the end of the year 2003, the Company had sufficient initial settlement and resettlement data from ERCOT to arrive at a reasonable estimate for 2003 revenues assuming that flow method had been in place since January 1, 2003.

        The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a "resettlement' is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided about 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

        Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such settlements is booked in the month in which the COGS effect of those resettlements is realized. This allows for a proper matching of revenues with COGS. At the end of SEC reporting periods, management will review resettlements expected to arrive at future dates and determine the revenue and COGS accruals, if any, to record book in order to arrive at a more accurate cut-off of revenue and cost recognition.

        In early 2004, an exhaustive review of the application of the billings method for the period January-October 2003 revealed that during the second and third quarters of 2003, the estimated energy revenue appears to be overstated when compared to the flow method. The Company has determined that the overstatement was material, and is reporting the correction of an error in previously issued financial statements (in this case Forms 10-QSB for the three months ended June 30, 2003 and September 30, 2003) as a prior period adjustment. Adjustments to the second and third quarter financials have been calculated and are included in the Footnote number 11 to the Financial Statements included herein. Footnote number 11 provides additional discussion on this item. These changes represent a redistribution of revenues across the second, third, and fourth quarters of 2003. In addition, cash flow for the second, third, and fourth quarters of 2003 is not affected by these changes.

        The energy portion of the Company's costs of goods sold is comprised of two components—bilateral wholesale costs, and balancing/ancillary costs. These two cost components are incurred, recognized and reconciled in different manners.

        Bilateral wholesale costs are incurred through contractual arrangements with TXU PM for firm delivery of power at a fixed volume and fixed price. The Company is invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due by the last business day of the following month starting in February 2004, and 31-35 days after the end of the month for prior periods.

        Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are the result of the difference between supply purchased in advance by Gexa through its bilateral wholesale supply arrangement with TXU PM and the supply actually required on a daily basis to serve Gexa's customer load.

Unbilled Revenue and Accounts Receivable

        At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers per the billings or flow technique, depending upon the period in 2003. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.

        All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivables account. The remaining unbilled revenue balance or deficiency is periodically analyzed to determine if there may be unexpected events or occurrences (such as lack of resettlement data from ERCOT or significant customer transactions which may not have been billed) which may explain the residual unbilled balance or deficiency.

        Accounts receivables are customer obligations billed at the conclusion of a month's electricity usage and due within 16 days of date of invoice. Balances past due over 21 days are subject to a late fee that can be assessed one time on that billing.

        The large number of customers and significant volume of transactions in the commercial and residential retail energy business creates a challenge to manage receivables as well as estimate the account balances that ultimately will not be paid by the customers (bad debt write-offs). The Company uses a variety of tools to estimate and provide an accurate and adequate Allowance for Doubtful Accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month's gross revenues

        The Company follows a consistent process to determine which accounts should be written off and compares the total actual write-offs to the estimated percentage of total revenue accrued and expensed each month. Past due accounts are regularly reviewed based on aging for possible removal from service, in-house or external collections efforts, or write-off. For residential customers, with some minor exceptions, the total balance for all accounts with any portion of their balance over 60 days past due is considered to be uncollectible and are written off net of security deposits held for the accounts. Delinquent commercial accounts are reviewed individually by in-house collections, and payment arrangements, removal from service, and possible write-off of all or a portion of the receivable is determined on a case-by-case basis.

        There has been improvement in the amount of bad debt incurred by the Company, principally due to:

  •
  Better quality timing of customer billing information being supplied by ERCOT to the Company,

  •
  Improved policies requiring credit reviews, deposits, and late fees; and

  •
  Implementing new and more aggressive collection efforts.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

        The Company has restricted cash related to customer deposits and certificates of deposit used to secure letters of credit for the purchase of electricity, the payment of TDSP pass through charges, and operations. Customer deposit cash must be held by the Company and may not be directly spent on any operational or other expense. Restricted cash securing letters of credit may not be used for any purpose by the Company unless the underlying obligation being secured is relieved or secured with other collateral. At December 31, 2003 the Company had restricted cash of $3,613,221.

Equipment

        Equipment is stated at cost. Maintenance, repairs and minor renewals are expensed when incurred. Substantially all of the Company's fixed assets are classified as furniture, computer hardware, computer software, or other technology-related items. All of these items are depreciated on a straight-line basis over a three year period. Due to the nature of these items, no salvage values are retained. Depreciation expense for the years ended December 31, 2003 and 2002 was $145,199 and $32,967 respectively.

Income Taxes

        The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (loss) per share

        The Company presents "basic" net income (loss) per share and, if applicable, "diluted" net income per share. Basic net income (losses) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during each period. The calculation of diluted net income (loss) available to common shareholders per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the potential common share equivalents were exercised, and if all of the preferred stock had been converted to common shares. In 2003, there are 754,378 potential common share equivalents that were not included in diluted weighted average shares because of their anti-dilutive effect.

Comprehensive income

        Comprehensive income represents any non-owner changes in equity besides income (loss) and dividends. The Company's comprehensive income (loss) for the years ended December 31, 2003 and 2002 was equal to net income (loss) as reported herein.

Stock-based compensation

        The Company accounts for stock based compensation to employees using the intrinsic value method. Pro forma information regarding net income (loss) and net income (loss) per share available to common shareholders is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' graded vesting period. Set forth below is a summary of the Company's net income (loss) and net income (loss) per share available to common shareholders as reported and pro forma as if the fair value-based method of accounting had been applied.

	Years Ended December 31,
	2003	2002
Pro forma impact of fair value method (FAS 148)
Reported net income (loss) available to common shareholders	$(2,363,069)	$589,565
Less: fair value impact of employee stock compensation	(253,084)	(121,740)

Pro forma net income available to common shareholders	$(2,616,153)	$467,825

Net income (loss) per common share available to common stockholders
Basic—as reported	$(.31)	$.08
Diluted—as reported	$(.31)	$.08
Basic—pro forma	$(.34)	$.06
Diluted—pro forma	$(.34)	$.06
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3%	5%
Expected life	3 yrs.	3 yrs.
Expected volatility	193%	124%
Expected dividend yield	0.0%	0.0%

3.     Accounts Receivable

        As of December 31, 2003, Accounts Receivable consisted of billed receivables, unbilled receivables and allowance for doubtful accounts as follows:

Billed receivables	$13,125,561
Unbilled receivables	10,313,367
Allowance for doubtful accounts	(1,300,122)

Accounts receivable, net	$22,138,806

4.     Equipment

        Equipment by asset class at December 31, 2003 consisted of the following:

Asset Class	Estimated Life
Computers and printers	3 years	$134,615
Furniture and fixtures	3 years	136,562
Telephone system	3 years	114,318
Software and programs	3 years	166,653
Less: accumulated depreciation		(178,165)

Equipment, net		$373,983

5.     Other Long-Term Assets

        Other long-term assets at December 31, 2003 consisted of the following:

Deposits	$103,469
Deferred financing costs	136,536
Less: Amortization of deferred financing costs	(13,411)

Total other long-term assets, net	$226,594

6.     Accounts Payable and Other Accrued Expenses

        Accounts payable and other accrued expenses at December 31, 2003 consisted of the following:

Accrued TDSP charges	$5,272,791
Trade payables and sales commissions	645,156
Accrued customer deposit interest	74,050
Accrued software expenses	50,000
Accrued severance expenses	41,875

Total accounts payable and accrued expenses	$6,083,872

7.
Long-Term Debt

        At December 31, 2003, long-term debt consisted of the following:

Term loan payable to The Catalyst Fund Ltd., less a discount of $446,384, at 12.5% interest, collateralized by a second lien on all Company assets, payable in quarterly principal installments of $166,667 from January 1, 2004 until April 1, 2008	$2,833,333
Term loan payable to JTS Enterprises Inc., less a discount of $110,679, at 12.5% interest, collateralized by a lien on all Company assets subordinate to the term loan with The Catalyst Fund Ltd., payable in quarterly principal installments of $36,111 from January 1, 2004 until April 1, 2008	613,889
Note payable to officer, unsecured, accruing interest at 6%, principal and accrued interest payable in full on or before May 1, 2006 (see Note 10)	100,000

Total debt at December 31, 2003	3,547,222
Less: discount for warrants (see Note 9)	(557,063)

Debt, net of discount	2,990,159
Less: current portion	(608,333)

Long-term debt at December 31, 2003, net of discount and current portion	$2,381,826

        The effective annual interested rate for the term loan payable to The Catalyst Fund Ltd. was 12.9% for the twelve months ended December 31, 2003.

        The effective annual interest rate for the term loan payable to JTS Enterprises Inc. was 15.9% for the twelve months ended December 31, 2003.

        Schedule of maturities for long-term debt:

2004	$608,333
2005	811,111
2006	911,111
2007	811,111
2008	405,556
Total	$3,547,222

        At December 31, 2003, the Company had available a credit line of $667,729 with JP Morgan Chase Bank that is fully secured by cash held in certificates of deposit under a letter of credit (see Note 8). This credit line is available only for increases to our existing letters of credit as discussed in Note 8.

Term Loan Agreement

        Mezzanine Funding.    On July 16, 2003, the Company entered into a $3.0 million term loan agreement (the "Loan Agreement") with The Catalyst Fund, Ltd. (the "Lender"). The loan ("Loan") has a term of 56 months, maturing on April 1, 2008. The $3.0 million was made available to the Company in two separate draws, one occurring on July 16, 2003, and the other occurring on August 15, 2003. The Loan is collaterized by a second lien on all of the Company's accounts, inventory, equipment, general intangibles, chattel paper, securities, instruments and documents. The Lender has a junior lien on all assets subordinate to existing senior lender liens. The lender also has assignment rights to a $3.0 million key man life insurance policy on the life of the Chairman and CEO of the Company. The proceeds of the Loan have been used to finance the Company's ongoing working capital requirements. Beginning on August 1, 2003, and on or before the first day of each calendar month thereafter through and including December 1, 2003, the Company is required to make five installments of accrued but unpaid interest. Beginning on January 1, 2004, and on the first day of each of the next seventeen calendar quarters thereafter, the Company will make a payment of principal in the amount of $166,666.67, plus accrued interest, with the final such installment due on April 1, 2008. Interest on the Loan is 12.5% per annum computed on a daily basis based on a 360-day year. The Loan Agreement also contains certain prepayment, anti-dilution and registration rights.

        In addition to the Lender, Southwest/Catalyst Capital, Ltd., Catalyst/Hall Growth Capital, LP, Neil Leibman, Bobby Orr, Don Aron, the Gaylor Investment Trust Partnership, and JTS Enterprises, Inc. (collectively the "Lenders"), participated in the Loan pursuant to the Non-Recourse Loan Participation and Collateral Agency Agreement (the "Participation Agreement"). Neil Leibman is an officer and director of the Company, Bobby Orr and Don Aron are both directors of the Company, and Stuart Gaylor, the general partner of the Gaylor Investment Trust Partnership, is a director of the Company ("Related Party Board Members".) The Lender acts as an agent on behalf of the Related Party Board Members who have assigned to the Lender all rights bestowed by the Loan Agreement. The Related Party Board Members as a group provided $500,000 of the $3,000,000 Loan and are holders of 91,667 of the 550,000 puttable warrants. (See discussion in following paragraphs.)

        Pursuant to the Loan Agreement and other related transaction documents, in addition to a $60,000 due diligence fee, the Lender received the following: warrants to acquire 550,000 shares of the common stock of the Company at an exercise price of $1.00 per share, subject to adjustment (the "Warrants"), and a fee of $305,556 under a consulting agreement (the "Consulting Agreement") entered into with the Company. With the exception of JTS Enterprises, Inc., each of the parties to the Participation Agreement shared in the due diligence fee, the Warrants, and the consulting fee on a pro rata basis according to the interest each has in the Loan under the Participation Agreement.

        The Warrants contain a put option (see below) that allows the holder to exercise the options and force the Company to repurchase shares issued or issuable under the Warrants at the current market price less the warrant exercise price. As such, the Warrants have been initially valued at $495,000 under the requirements of APB 14 and SFAS No. 150 (see Note 9), and will be amortized as debt discount over the 56 month loan term beginning July 16, 2003.

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

        The Holders have also been granted a put option pursuant to the Warrants whereby the Holders have the option to require the Company to purchase the shares of the Company's common stock, issued or issuable upon the exercise of the Warrants or any portion thereof. The put option is exercisable at any time (i) during the period beginning on January 16, 2005, and ending on July 15, 2010, (ii) after a change of control, (iii) after the closing of a public offering of securities by the Company, (iv) after the Company files for protection under the Bankruptcy Code, or (v) after the Company materially breaches the Loan Agreement, and upon 120 days prior written notice to the Company for an exercise under (i) above and 5 days prior written notice to the Company for exercises under (ii) through (v) above (the "Put Notice"). With respect to (ii) through (v) above, the put option will apply during the period from June 16, 2003, to January 15, 2005. The purchase price under the put option will be the Current Market Price of the shares (as determined under the Warrants) as of the date the Company receives the Put Notice, or, the Holders may elect the price to be equal to the greater of (i) the Current Market Price of the shares or (ii) the appraised value of the Company divided by the number of shares subject to the put option. The method of obtaining the appraised value of the Company is set out in the Warrants. The Board of Directors may permit all, or any portion greater than 25%, of the shares of the Company's common stock required to be purchased upon exercise of the put option to be purchased directly by any of the Company's shareholders. If, however, any such purchasing shareholder fails to make any payment for the shares, the Company is required to purchase such shares. The Holders' put option terminates immediately upon the consummation of (i) a public offering of shares of the Company's common stock whereby at least $10 million of net proceeds are received by the Company, and a put offering market capitalization for the Company exists of at least $50 million for a period of 30 days (as defined in the Warrants) such that a liquid and public market exists for the trading of the Company's common stock, provided that the Holders' shares are freely tradable by virtue of a registration of the shares by the Company, (ii) a merger or consolidation where the Company is not the surviving entity, or (iii) a sale of all or substantially all of the assets of the Company. In the event the Holders fail to exercise their preemptive rights on two separate occasions, then the Holders' preemptive rights will terminate upon the occurrence of the second such failure. Additionally, the Company may request that the Holders waive the preemptive rights in the event that the existence of the preemptive rights has a material adverse effect on the ability of the Company to consummate the sale of new securities.

        The Loan Agreement contains affirmative covenants that require the Company, among other things, to:

  •
  pay its obligations and maintain its business, properties, insurance coverage and books and records;

  •
  provide the Lenders with certain information, including certifications, periodic financial statements, annual projections, reports and notices;

  •
  obtain within 30 days after the closing officer fidelity bonding in the amount of at least $500,000 and a "key man" life insurance policy covering Neil Leibman, the Chief Executive Officer, in an amount of at least $3.0 million.

  •
  adhere to a Board policy regarding the Company's goal to eliminate purchases from ERCOT's energy imbalance market and improve the Company's disaster recovery plan within 120 days after the Closing; and

  •
  employ additional personnel to assist with power demand forecasting and the procurement of power related to the forecast of demand.

        The Loan Agreement also contains negative covenants that prevent the Company from:

  •
  making or committing to make any capital expenditures that are greater than $100,000 in the aggregate per annum and that involve acquiring or entering into any contracts contemplating the acquisition of a majority of the assets and properties or ownership interest of any person or a merger with any person;

  •
  making or committing to make any capital expenditures that are greater than $200,000 in the aggregate during any calendar year;

  •
  incurring additional indebtedness or creating or incurring liens;

  •
  merging, consolidating, liquidating, winding-up or dissolving;

  •
  disposing of property;

  •
  entering into transactions with affiliates; or

  •
  changing the Company's line of business.

        The Company must maintain certain financial covenants that include, among others, the following:

  •
  minimum EBITDA, as defined in the Loan Agreement, and revenues for each 6-month period ending on June 30 or December 31 and each fiscal year end during the years 2003, 2004, and 2005;

  •
  a fixed charge ratio of at least 1.75 for the quarter ending September 30, 2003, and at least 2.0 for all quarters thereafter;

  •
  a current ratio of at least 1.0 for the quarter ended June 30, 2003, and at least 1.20 for each quarter thereafter; and

  •
  specified ratios of funded debt to tangible net worth for certain time intervals, as set out in the Loan Agreement.

        For the year ended December 31, 2003, the Company was not in compliance with certain of the above covenants under the Loan Agreement and obtained a waiver from the Lender in addition to a modification to a certain covenant.

        Modification of JTS Note and Grant of JTS Warrant.    On July 16, 2003, the Company granted a warrant to JTS Enterprises, Inc. (the "JTS Warrant") to subscribe for and purchase 81,000 fully paid and non-assessable shares of the Company's common stock, at an exercise price per share equal to $1.00. The JTS Warrant may be exercised for all or any lesser portion of the 81,000 shares between July 16, 2003, and July 16, 2008. The Company has fair valued the warrants at $122,733 using a Black-Scholes model with the following assumptions: 3 year expected life, 151% volatility, 5% risk free interest rate, and 0% dividend yield. The JTS warrant is to be amortized over the 56 month loan term beginning July 16, 2003. The JTS Warrant does not contain the put provisions that were provided for in the Warrants (see above.) As such, the JTS Warrant does not require consideration for SFAS 150 treatment. The JTS Warrant was issued to JTS Enterprises, Inc. ("JTS"), as consideration for the modification of a promissory note previously granted to JTS by the Company. In connection with this Agreement, JTS agreed to assign its promissory note to the Lender, to terminate a security interest it held in certain of the Company's assets, and to participate in the Loan through the Participation Agreement. The Company issued a Replacement Revolving Promissory Note in the original principal amount of $650,000. The Company entered into the original note with JTS to obtain funds to repay its note to Mr. Aron (See Note 10.)

8.     Commitments and Contingencies

        The Company acquires the forecasted balance of its electricity load needs for resale through advance contract purchases. As of December 31, 2003, the Company has commitments for the future delivery of electricity in the amount of $114,182,000 for 2004, and $37,367,000 for 2005. The Company has no commitments for purchases of electricity beyond December 31, 2005.

        At December 31, 2003, the Company's other lease commitments included a rental contract through April 2007 for its corporate offices. Lease expense for the Company was approximately $186,000 and $81,000 in 2003 and 2002, respectively.

	Table of Future Obligations Years ending December 31,
	2004	2005	2006	2007	2008
Forward power contracts	$114,182,000	$37,367,000	$—	$—	$—
Rent	140,000	395,000	544,000	521,000	480,000
Other operating leases	39,000	39,000	39,000	36,000	—

Total	$114,361,000	$37,801,000	$583,000	$557,000	$480,000

        The Company serves three categories of customers: commercial customers on long term contracts, commercial customers on month to month contracts, and residential customers on month to month contracts. The aggregate future commitments of the Company's commercial long term sales contracts are approximately $81 million for 2004 and approximately $36 million for 2005. While the future commitments of the long term sales contracts are less than the future commitments of the long term power purchase contracts shown above, the Company has an active sales program to renew expiring commercial sales contracts and sign up new long term commercial customers. In addition, the total projected sales for all customers are in excess of the future commitments of the forward power purchase contract obligations shown above.

Letters of Credit

        At December 31, 2003, the Company had outstanding $2,838,977 in letters of credit which were 100% collateralized with restricted cash. $1,042,758 of these letters of credit secure the Company's credit to participate in the ERCOT balancing market, allowing the Company to buy and sell power on the balancing markets each day to ensure electricity supplies match customer demand. A letter of credit with JPMorgan Chase Bank in the amount of $677,729, secured by cash, is available for use by the Company. A letter of credit in the amount of $600,000 secures the Company's credit to purchase power from TXU Portfolio Management LP ("TXU PM") and pay for the power in the month following purchase. The remaining letters of credit totaling $528,490 are with the TDSPs in the regions in which the Company provides power to customers, and secure the Company's outstanding pass-through charge invoices charged to customers and later paid to the TDSPs for their meter reading services and other grid maintenance charges.

9.     Puttable Warrant Obligation

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

        Adoption of SFAS No. 150 requires the Warrants (see Note 7) to be classified as a liability. In January of 2005, The Catalyst Fund Ltd. may exercise their right to force the Company to repurchase the 550,000 Warrants at the prevailing market price for the common stock, less the warrant exercise price of $1.00. The put feature may be accelerated by a change of control or a capital offering in excess of $10 million; therefore, the Company could be forced to purchase up to 550,000 shares of its own common stock at the market price (less the $1 warrant exercise price) on the day the put option is exercised.

        On July 16, 2003, the date the Warrants were granted, the Company's stock closed at $1.90 per common share. Thus, at the inception of the Loan Agreement, the Warrants were initially valued at $495,000 ($1.90 less exercise price of $1.) This amount will be amortized as a debt discount pursuant to the interest method over the 56 month term of the Loan.

        At December 31, 2003, the Company's stock closed at $8.50 per share. This increase in the market price over the initial valuation of $495,000 required the Company to record an increase in the value of the puttable warrant obligation of $3,630,000 for the year ended December 31, 2003 as an other financing expense in accordance with SFAS No. 150.

        For the duration of the existence of the Warrants, this financing expense will increase or decrease with the change in the fair value of the puttable warrant obligation. For every $1 increase in the market value of the Company's stock, the puttable warrant obligation will increase by $550,000. For every $1 decrease in the market value of the Company's stock, the puttable warrant obligation will decrease by $550,000, to the extent the Company's stock price remains in excess of the $1 Warrant exercise price.

10.   Related Party Transactions

        On July 16, 2003, the Company entered into the Loan Agreement with The Catalyst Fund, Ltd. (see Note 7.) Neil Leibman, an officer and director of the Company, and Bobby Orr, Don Aron and Stuart Gaylor, directors of the Company, participated in the Loan Agreement. These related party board members provided $500,000 of the Loan received by the Company. Additionally, 91,667 of the Warrants (with put features) that were issued in consideration of the Loan were granted to these related party board members.

        On March 24, 2003, one of our Board Members, Mr. Don Aron, factored Company receivables for $700,000 in consideration for a factoring fee of $42,000. This obligation was fully repaid in 2003.

        On May 31, 2001, the Chairman and Chief Executive Officer of the Company loaned the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. No interest has been paid, and interest accrued will be due in full on May 31, 2006 along with the principal. Accrued interest as of December 31, 2003 totals $20,404.

11.   Adjustment of Prior Periods

        As described in Item 6, Management's Discussion and Analysis, subsequent to December 31, 2003, the Company determined that its revenues reported in reports on Form 10-QSB for the three months and year to date ended June 30, 2003 and September 30, 2003 (which were based on the "billings"

technique for estimating volumes delivered to customers) did not reflect the consideration of all information available at the time to calculate a reasonable estimate of the Company's revenues in accordance with GAAP as discussed below.

        Until November of 2002, the Company was not a Qualified Scheduling Entity ("QSE"), and therefore did not receive ERCOT supply and delivery volume information with which to estimate electricity volumes delivered to its customers. The only data available to the Company to estimate deliveries to customers and therefore to estimate revenues were the billings sent to customers. The use of actual billings was the most appropriate and conservative technique for the following reasons:

  •
  Estimating revenue based on billings did not include in the revenue estimation lost or severely late transactions (which were at high risk for bad debt classification and in some instances were unbillable to customers due to their age),

  •
  the newness of the market created many technical difficulties with transactional flow and also created concerns regarding accuracy and timeliness of information from ERCOT, and

  •
  since the Company was not a QSE, the Company did not have access to daily ERCOT settlement data (provided to all QSEs) until November 2002, and also did not have access to final resettlement data from ERCOT showing final power deliveries for a given month until late 2003 (final resettlements are delivered approximately 6-7 months after the month end).

        The billings technique was designed to estimate revenue based on a 30-day period of billing that most closely approximated the flow month to which the revenue was being accrued. The Company assessed meter read cycles, billing dates and the time lag of converting meter reads to customer billings in attempting to determine the billing dates appropriate for estimating monthly revenue. Typically, the 30-day billing period included electricity deliveries that were made on days in the current and subsequent months as meter readings typically cover a thirty day-period, and occur throughout the month based on meter reading cycles performed by the transmission and distribution service provider.

2003

        During 2003, the Company's management used a variety of information to help ensure the accuracy of the estimated revenues, including daily estimates of power flow, knowledge of weather patterns, knowledge of inaccuracies of billing information and/or supply information, and expected power supply resettlements.

        After the preparation of the third quarter 2003 financial statements, the Company's management began to more fully recognize the limitations of the billings technique, particularly as indicated by the volatility of the quarterly and monthly margin analysis.

        In recognition of these limitations, in November 2003, the Company changed its revenue estimation technique to the "flow" technique. In the latter half of 2003, the Company determined that the market was operating at a point of efficiency that made it possible for the Company to begin accruing revenue based on ERCOT settlements of power deliveries, and given the limitations of the billings technique noted above, the Company chose to change to the flow technique. In addition, by the end of 2003, the Company had sufficient initial settlement and resettlement data from ERCOT to arrive at a reasonable estimate for 2003 revenues assuming that the flow method had been in place since January 1, 2003.

        As described above, the billings technique includes delivered volumes from future months in the month for which volumes are being estimated. In periods of relatively low growth, this characteristic should not have a material effect on the accuracy of the estimation. However, in periods of strong customer growth and utilization, such as occurred during the second half of 2003, including the billings from a future period may overestimate the revenue for the period being reported.

        Additionally, the Company conducted an exhaustive review of the application of the billings technique for January-October 2003, which revealed that during the second and third quarters, the estimated energy revenue appears to be overstated when compared to other methods and information available. This overestimation appears to be the result of much higher power usage of customers in subsequent periods, which were included in the reported period. This resulted in higher reported revenue for the second and third quarters than what should have been accrued.

        Pursuant to applicable accounting guidance, reporting the correction of an error in previously issued financial statements should be reported as a prior period adjustment. The nature of the error in previously issued financial statements and the effect of its correction on income before extraordinary item, net income, and the related per share amount should be disclosed in the period in which the error was discovered and corrected. Since the error was discovered and corrected during the preparation of the 2003 10-KSB, the corrections for the second and third quarter of 2003 are disclosed in the 2003 10-KSB.

        These adjustments resulted in a redistribution of revenues across the second, third, and fourth quarters of 2003. In addition, cash flow for the second, third, and fourth quarters of 2003 was not affected by these changes.

        Information regarding the adjustments is provided below as it relates to changes in the Statement of Operations, specifically for adjusted sales, income from operations, net income available to common shareholders and net income (loss) per share for the three months and year-to-date periods ending June 30, 2003 and September 30, 2003.

Three months ended June 30, 2003	As Reported Previously	As Adjusted
Sales	$23,516,067	$21,447,610
Income (loss) from operations	1,583,035	(30,988)
Net income (loss) available to common shareholders	937,378	(79,941)
Basic net income (loss) per share	.12	(.01)
Diluted net income (loss) per share	$.11	$(.01)
Six months ended June 30, 2003	As Reported Previously	As Adjusted
Sales	$36,436,370	$34,367,913
Income (loss) from operations	1,196,816	(417,207)
Net income (loss) available to common shareholders	677,641	(339,678)
Basic net income (loss) per share	.09	(.04)
Diluted net income (loss) per share	$.09	$(.04)
Three months ended September 30, 2003	As Reported Previously	As Adjusted
Sales	$41,690,205	$39,644,119
Income from operations	3,664,197	2,046,362
Net income available to common shareholders	2,026,660	1,006,939
Basic net income per share	.27	.13
Diluted net income per share	$.25	$.13
Nine months ended September 30, 2003	As Reported Previously	As Adjusted
Sales	$78,126,575	$74,012,033
Income from operations	4,861,013	1,629,155
Net income available to common shareholders	2,769,301	732,261
Basic net income per share	.36	.10
Diluted net income per share	$.36	$.10

12.   Earnings Per Share

        Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003 and 2002:

	2003	2002
Basic:
Basic weighted average shares outstanding	7,623,916	7,327,642

Net (loss) income	$(2,196,180)	$639,888
Convertible preferred stock dividend	(166,889)	(50,323)

Net (loss) income attributable to common shareholders	(2,363,069)	589,565

Per share amount	$(0.31)	$0.08

Diluted:
Basic weighted average shares outstanding	7,623,916	7,327,642
Net effect of dilutive stock options based on the treasury stock method	—	100,998
Assumed conversion of convertible preferred stock	—	474,665

Total	7,623,916	7,903,305

Net (loss) income	$(2,196,180)	$639,888
Convertible preferred stock dividend	(166,889)	—

Net (loss) income attributable to common shareholders	(2,363,069)	639,888

Per share amount	$(0.31)	$0.08

        For the twelve months ended December 31, 2003 there were 754,378 common share equivalents that would have been anti-dilutive and are therefore not used in the computation of diluted weighted average shares for the twelve months ended December 31, 2003.

13.   Shareholder's Equity

        On December 31, 2003 all 508,214 shares of Series A preferred stock were converted to common stock in accordance with the mandatory conversion provision of the Series A preferred shares. The Series A preferred shares were converted to 588,484 shares of common stock.

Stock Options

        600,000 vested options were granted to officers of the Company on October 1, 2001 which expire on December 31, 2005, with an exercise price of $1.50 per share.

        250,000 stock options were granted in 2002 to board members with an exercise price of $2.00 per share. Half of the options vested on June 30, 2003, the other half vest on June 30, 2004, and the options expire on June 30, 2007.

        On October, 15, 2003, options held by a former officer were amended and reinstated upon the termination of that officer's employment with the Company. 300,000 of the options issued on October 1, 2001 were reinstated at an exercise price of $1.50, vested immediately, and expire on December 31, 2005. Additionally, 50,000 options were issued at an exercise price of $1.00, vested immediately, and expire on December 31, 2005. Compensation expense of $718,075 was recognized on the issuance of these options.

        150,000 options were granted to an officer of the Company on July 16, 2003, vesting 33.4% on grant date and 33.3% on July 16, 2004 and 2005, with an exercise price of $2.00 per share. These options expire on July 16, 2013.

        350,000 options were granted to an officer of the Company on October 27, 2003, vesting 33.4% on grant date and 33.3% on October 27, 2004 and 2005, with an exercise price of $2.25 per share. These options expire on October 26, 2008.

        At December 31, 2003, there is no formal stock option issuance plan in place with board approval. All above option grants were individually formulated and approved by the board with all authorized options in each adopted offering granted.

			Average Per Share
	Remaining Contractual Life (yrs)	Shares Subject To Option	Exercise Price	Fair Value
Balance at December 31, 2001	2.0	600,000	$1.50	$1.50
Granted		250,000	2.00	1.70
Exercised		—	—	—
Cancelled		—	—	—

Balance at December 31, 2002	2.4	850,000	1.65	1.56

Granted to:
former officer		300,000	1.50	2.04
former board member		50,000	1.00	2.12
officer		150,000	1.90	1.62
officer		350,000	2.20	1.96
Exercised		—	—	—
Cancelled:
former officer		(300,000)	1.50	—

Balance at December 31, 2003	4.2	1,400,000	$1.79	$1.69

Exercisable at December 31, 2002		600,000

Exercisable at December 31, 2003		942,000

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2002 and 2003: risk-free interest rate of 5.0% for 2002 and 3.0% for 2003; expected lives of three years, assumed volatility of 124% for 2002 and 139% for 2003; and no expected dividends.

Warrants

        550,000 puttable Warrants to purchase shares of common stock were issued on July 16, 2003 in connection with the Loan Agreement (see Note 7), vested July 16, 2003 and expire July 16, 2010, with an exercise price of $1 per share. 91,667 of these warrants were issued to Related Party Board Members (see Notes 7 and 10.)

        81,000 warrants to purchase shares of common stock were issued on July 16, 2003 in connection with the JTS Note (see Note 7), fully vested July 16, 2003 and expire July 16, 2008, with an exercise price of $1 per share.

        300,000 warrants to purchase shares of common stock at $1.00 per share, vesting immediately and expiring on January 14, 2008, were issued on January 14, 2003 to a third party lender, in connection with a $500,000 credit facility issued under a credit agreement allowing the Company to purchase electricity for resale to customers. The warrants were cancelled on February 14, 2003 on the termination of the credit agreement.

        100,000 warrants to purchase shares of common stock were issued on February 1, 2002, of which 50,000 were issued to Don Aron, a member of the Company's board, and 50,000 to David Minceberg in conjunction with their purchase of Company common stock. The warrants vested immediately and expire on June 1, 2004.

			Average Per Warrant
	Remaining Contractual Life (yrs)	Warrants	Exercise Price	Fair Value
Balance at December 31, 2001	—	—	$—	$—
Granted
with stock issuance		100,000	1.25	2.29
Exercised		—	—	—
Cancelled		—	—	—

Balance at December 31, 2002	0.4	100,000	1.25	2.29

Granted to:
third party lender		300,000	1.00	1.51
Warrants issued to The Catalyst Fund Ltd. (see Note 10)		550,000	1.00	1.64
JTS Enterprises, Inc.		81,000	1.00	1.64
Exercised		—	—	—
Cancelled		(300,000)	1.00	1.51

Balance at December 31, 2003	5.5	731,000	$1.03	$1.73

Exercisable at December 31, 2002		100,000

Exercisable at December 31, 2003		731,000

        The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2002 and 2003: risk-free interest rate of 5.0% for 2002 and 3.0% for 2003; expected lives of three years, assumed volatility of 124% for 2002 and 139% for 2003; and no expected dividends.

14.   Income Taxes

        The provision for income taxes consisted of the following for the years ended December 31:

	2003	2002
Current:
Federal	$1,357,764	$368,839
State	118,605	—
Deferred benefit	(554,199)	(37,368)

Total income tax expense	$922,170	$331,471

        The deferred tax asset at December 31, 2003 was comprised of the following:

Allowance for bad debts	$443,000
Options issued to former President and director	244,000
Amounts capitalized for tax and not for book	63,000

Total deferred tax assets	$750,000

        The differences between income taxes computed for federal taxes at 34% from the provision for income taxes at December 31, are as follows:

	2003	2002
Federal income taxes (benefit) computed at federal statutory rate	$(433,164)	$330,262
State taxes, net of federal income tax benefit	78,279	—
Other financing expense not deductible for tax purposes	1,342,000	—
Other	(64,945)	1,209

Income tax expense	$922,170	$331,471

15.   Employee Benefits

        The Company offers a PPO health plan to all full time employees after the first month of full time service. The Company pays for 75% of the employee's coverage, with the employee responsible for the remaining 25% plus any expenses for added family members. The Company also offers dental insurance at employee expense and a defined contribution plan, both of which become available after one month of full time service. At this time, the Company is not offering matching contributions pursuant to the defined contribution plan.

16.   Legal Proceedings

        In 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of common stock in the Company. The case remains in the preliminary stages due to a delay on the part of the plaintiff in completing the steps to initiate a legal proceeding. The Company intends to contest the suit vigorously.

        The Company is involved in various receivable collections matters as a plaintiff. The Company believes there are no pending matters that will have a significant impact on the Company's financial position or results of operations.

17.   Concentration of Credit Risk

        For the fiscal year ended December 31, 2003, the Company's primary supplier of electricity was TXU, who provided 100% of the Company's power from May to December 2003. Additional quantities were purchased from Coral Energy who provided 100% of the Company's power from January to April 2003.

        For the fiscal year ended December 31, 2002, the Company received 44% of its electricity supply from TXU, 33% from British Petroleum, 20% from American National Power, and 3% from Coral Energy.

        In November 2002, the Company became its own Qualified Scheduling Entity ("QSE"), allowing the Company to buy and sell power in the balancing markets to ensure demand each day meets with supply needs. Prior to November 2002, the Company's QSE services were provided by TXU.

        As of December 31, 2003, the Company has secured numerous large commercial customers: however none is of sufficient size to have a significant negative impact on our cash flow or ability to continue operations in the event of default, refusal to pay, or undue delay in payment. For the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of revenues. All of the Company's customers were located in Texas for the years ended December 31, 2003 and 2002.

18.   Subsequent Events

        During the first quarter of 2004, the Company entered into a joint marketing agreement with Continental Airlines, Inc. Continental Airlines and the Company will market the Company's electricity services to all Continental Airlines OnePass members and Continental employees, enabling them to earn OnePass miles for the amounts they pay to the Company. Payments to Continental Airlines by the Company will be based on the volume of customers enrolled in the program and will consist of both cash and equity. In addition to this residential offering, Gexa anticipates offering the same program to our small commercial customers by the end of 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8a. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective, for the reasons discussed below, in timely accumulations and communicating to them information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our independent auditors, Hein & Associate, LLP, informed us in writing that they had discovered a number of issues that constituted material weaknesses in our internal controls. The identified deficiencies generally relate to (i) adequacy of the training of the staff within the Company's accounting department, and (ii) quality control over the financial reporting process. Our auditors also indicated that the Company's new method for calculating its revenues required additional review and testing. Previously, the Company estimated revenues based on billings (the "billing" method), but the availability of accurate and timely electricity supply delivery data for the entire 2003 fiscal year now allows the Company to estimate revenues based on measuring electricity as delivered to its customers (the "flow" method). In the fourth quarter of 2003 and the first quarter of 2004, the Company conducted additional testing and review of the controls and the source data being used to calculate revenues as well as the flow method of revenue calculation. Based on that review, the Company adopted the flow method for determining its revenues in fiscal year 2003 and thereafter.

        Because of the issues raised by our auditors, including the review of our revenue calculation method, we were unable to timely file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. In addition, the Audit Committee of our Board of Directors, with the assistance of independent counsel, began an investigation of the issues raised by our auditors, including revenue calculation methods, which has only recently been completed. The Audit Committee recommended that the Company approve an action plan (the "Action Plan"), which has been reviewed and adopted by the Board of Directors. The Action Plan requires the Company to immediately undertake and complete a number of actions (some of which have already been taken) including:

  •
  institute new document control procedures including an updated disaster and recovery plan.

  •
  finalize the search for a permanent CFO.

  •
  hire personnel with experience in SEC reporting and accounting, human resources and investor relations.

  •
  create new policies and procedures for the issuance of press releases and the preparation of SEC reports.

  •
  establish an internal Disclosure Review Committee to review and coordinate SEC reports, and prepare a policy regarding the notification of senior management and the Board of material developments.

  •
  add to and improve accounting policies and procedures.

  •
  conduct a review of the Company's internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

  •
  establish a training program for all relevant personnel regarding SEC reporting, Sarbanes-Oxley Act compliance and related issues.

        In reaching these conclusions, the Audit Committee indicated that while there were material weaknesses in the Company's internal controls related to financial reporting, there was no intentional misconduct that occurred in connection with the matters outlined in the material weakness letter sent by the Company's auditors.

        To date, the Company has instituted the following actions and is continuing to work on implementing the remaining items in the Action Plan:

  •
  The Board has adopted a new Disaster Recovery Plan, a policy regarding the issuance of press releases, and has formed an internal Disclosure Review Committee to review and assist in the preparation of the Company's filings with the SEC.

  •
  The Company is finalizing its search for a permanent CFO and other personnel mentioned in the Action Plan.

        The Company is assigning high priority to the implementation of the Action Plan and will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controlled objectives, and management necessarily was required to apply its judgment and evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation described above and the implementation of the Action Plan to date, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

        There has been no change in our internal controls over financial reporting during the period covered by this report or in the period ended March 31, 2004, with the exception of the items noted above, that has materially effected or is reasonably likely to material effect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        At present, we have two executive officers and six directors. Our directors are elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

        The following table sets forth as the name, age and position held with respect to our directors and executive officers:

Name	Age	Positions	Director Since
Neil Leibman	43	Chairman and CEO	March 2001
James Burke	35	President and COO	—
Don Aron	58	Director	March 2001
Stuart C. Gaylor	43	Director	March 2001
Dan C. Fogarty	39	Director	March 2001
Robert C. Orr	43	Director	March 2001
Tom D. O'Leary	45	Director	March 2001

        Mr. Leibman, CEO: Mr. Leibman has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since March 2001. Prior to March 2001, for seventeen years, Mr. Leibman was a practicing attorney in the State of Texas and had his own law firm specializing in corporate law and business litigation. Mr. Leibman currently serves as Vice Chairman of the Board of Trustees of the Fay School and on the Development Council of Texas Children's Hospital. Mr. Leibman received a BA from Emory University and a JD/MBA from The State University of New York at Buffalo.

        Mr. James Burke, President and COO: Mr. Burke has served as President and Chief Operating Officer of the Company since October 2003. Prior to October 2003, Mr. Burke was employed by Reliant Resources Incorporated in various capacities, including Senior Vice President, Retail Services Operations from August 2003 to October 2003, Senior Vice President, Consumer Operations, from April 2002 to July 2003, and Vice President, Residential Services, from March 2000 to March 2002. Prior to his employment with Reliant, Mr. Burke was employed by The Minute Maid Company, a Division of The Coca-Cola Company, from June 1994 to February 2000 in various capacities, including General Manager, Andean Region, Director, International Business Operations, and Director of Finance. Previously, Mr. Burke worked for Deloitte & Touche Management Consulting from August 1991 to May 1994. Mr. Burke is a CPA and holds the CFA designation. Mr. Burke received a BA in Economics and an MBA from Tulane University.

        Don Aron: Mr. Aron received his Bachelor's Degree in Business in 1968 from The University of Houston and afterward served six years in the United States Air Force Reserves. Although his business career has primarily evolved within the real estate industry, his emphasis in recent years has been on investments including mezzanine capital, bridge capital and venture financing. Mr. Aron has been associated with numerous private and public companies, and currently serves on several corporate boards. Mr. Aron is also a very active philanthropist-, particularly with Juvenile Diabetes Research Foundation where he holds the first Chairman's role for JDF Friends.

        Stuart C. Gaylor: Mr. Gaylor has served as a Director of the Company since March 2001. Mr. Gaylor received his BBA in Accounting from the University of Texas at Austin, and is currently the President and Chief Financial Officer of Al's Formal Wear of Houston, Ltd., one of the country's largest formal wear retail and rental chains. Al's Formal Wear is the parent company of Bridesmart, Ascot Tuxedos, Louise Blum, and Ascot Formal Wear. Mr. Gaylor holds a CPA designation and is the Company's audit committee financial expert.

        Dan C. Fogarty: Mr. Fogarty has served as a Director of the Company since March 2001. Mr. Fogarty received his BA from the University of Texas at Austin, and is a principal of Fogarty Klein Monroe, a full service marketing and advertising agency with annual billings of over $250 million, founded in 1993. Prior to such time, Mr. Fogarty served as an account supervisor for Banner Radio in Houston. In 1999, he co-founded Worldtalk, L.L.C., a company that provides long distance service to Central America and the Spanish speaking Caribbean. Mr. Fogarty is also a director of Worldtalk.

        Robert C. Orr, Jr.: Mr. Orr graduated from the University of Texas at Austin. For the last five years, he has been involved in every aspect of the real estate business as sole proprietor of a real estate investment firm. Currently, Mr. Orr is focused on developing commercial projects, which he either sells and manages or maintains for his own portfolio of projects.

        Tom D. O'Leary: Mr. O'Leary received a degree in Architecture in 1981 and a Master of Business Administration degree in 1984, both from the University of Houston. Since 1991 he has been president of PDS Group and PDS Management Group, LLC, a real estate project management company focused on independent oversight for construction and development projects throughout the Southwest. Mr. O'Leary currently sits on the Board of The Fay School and MUD 89 located in Montgomery County.

Audit Committee

        The Audit Committee is currently comprised of Stuart C. Gaylor, who is Chairman, and Don Aron and Robert C. Orr Jr. Our board of directors has determined that Mr. Gaylor is an audit committee financial expert under the SEC rules, and independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A. The committee operates under a written charter adopted by the Board of Directors. The committee is responsible for: reviewing the financial reports and other financial information provided by the Company to any governmental body or the public; reviewing the Company's system of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established, and the Company's auditing, accounting and financial reporting processes generally; reviewing the independence and performance of the Company's independent auditors; and providing an open avenue of communication among the independent auditors, financial and senior management, and the Board. The committee also has the authority and responsibility to appoint, select, evaluate, and, where appropriate, replace the independent auditors.

Code of Ethics

        The Company has adopted a Code of Business Conduct that applies to all of our employees, as well as each member of the Board of Directors. The Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB and is available in the "Investor Info" section of our website at www.gexacorp.com. The Company intends to post amendments to or waivers from the Code of Business Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.

Section 16(a) Beneficial Ownership Reporting Compliance:

        Section 16(a) of the Securities Exchange Act of 1934, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent shareholders are required by the SEC's regulations to furnish us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than ten percent shareholders under Section 16(a) were satisfied during the year ended December 31, 2003, except that the following individuals failed to timely file the following reports:

        Neil Leibman, Chairman and CEO, was late in filing a Form 4 disclosing three transactions, and a Form 5/A disclosing three transactions.

        Marcie C. Zlotnik, former President, was late in filing a Form 4 disclosing two transactions, and a Form 5/A disclosing one transaction.

        Dan Fogarty, Director, was late in filing a Form 4 disclosing one transaction.

        Robert Orr, Director, was late in filing a Form 4 disclosing two transactions

        Stuart Gaylor, Director, was late in filing a Form 4 disclosing six transactions.

        Tom O'Leary, Director, was late in filing a Form 4 disclosing one transaction.

        Don Aron, Director, was late in filing a Form 4 disclosing two transactions..

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following Summary Compensation Table details annual and long-term compensation paid during the periods indicated to the persons described below:

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Number of Options	All Other Compensation ($)
Neil Leibman Chairman and Chief Executive Officer	2003 2002	192,700 117,000	— 8,000	— —	150,000 300,000	— —
James Burke President	2003 2002	37,500 —	— —	50,000 —	350,000 —	— —
David Atiqi Vice President of Sales	2003 2002	185,542 57,584	— —	— —	— —	— —

(1)
We paid no executive compensation in 2001 due to a lack of cash flow and financial resources

Option Grants in Last Fiscal Year

        The following table sets forth certain information concerning grants of options to purchase our common stock made during the last year to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees during Year	Per Share Exercise Price	Expiration Date
Neil Leibman	150,000	30%	$2.00	07-16-13
James Burke	350,000	70%	$2.25	10-26-08

(1)
These options vest and become exercisable as follows: 1/3 on the grant date and 1/3 on each of the first and second anniversaries of the grant date.

Aggregated Option Exercises In Last Fiscal Year and Year-End Option Values

        The following table provides information concerning the number of unexercised options and the value of in-the-money options held by the persons named in the Summary Compensation Table as of December 31, 2003:

			Number of Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Neil Leibman	—	$—	350,000	100,000	$2,425,000	$650,000
James Burke	—	—	116,900	233,100	730,625	1,456,875
David Atiqi	—	$—	—	—	$—	$—

(1)
Value of in-the-money options is calculated based on the closing price per share of our common stock at December 31, 2003 ($8.50 per share) as reported by the OTC:BB.

Compensation of Directors

        The Company's directors did not receive monetary compensation or expense reimbursement for their services in the years ended December 31, 2002 or 2003.

        In 2002, 250,000 stock options were granted to board members with an exercise price of $2.00 per share. Half of these options vested on June 30, 2003, half will vest on June 30, 2004, and the options will expire on June 30, 2007.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

        On July 16, 2003, the Company entered into an employment agreement with Neil M. Leibman to retain his services as Chairman and Chief Executive Officer of the Company. The agreement has a term of 36 months with automatic one-year renewals thereafter unless earlier terminated, and provides for a base salary of $208,200 per year, subject to annual increases by the Compensation Committee of up to 5%. Mr. Leibman has also been granted an option to purchase 150,000 shares of stock at an exercise price of $2.00 per share, and will be considered for annual bonuses based on his performance. If Mr. Leibman is terminated by the Company "for cause," he will not be entitled to any severance or other termination benefits except for any unpaid salary accrued through the date of his termination. If Mr. Leibman is terminated without "cause" or for "good reason", as those terms are defined in the employment agreement, he will be entitled to a pro rata bonus and a percentage of Mr. Leibman's highest annual salary earned in the last two years based on the timing and reason for termination (200% if terminated without cause in the first year and 100% thereafter, and 50% if terminated for "good reason".) In addition upon termination without "cause" or for "good reason", all options, vested and unvested, will become fully exercisable for the lesser of one year after termination or their remaining term. The agreement also contains confidential information and non-solicitation provisions.

        On October 18, 2003, the Company entered into an employment agreement with James Burke, President, providing for an initial annual salary of $200,000, a signing bonus of 25,000 shares of Company common stock, and an option to purchase 350,000 shares of Gexa's common stock at $2.25 per share. One third of the options vested on October 18, 2003 and one third each will vest on October 18, 2004 and October 18, 2005. The agreement provides for an initial term of 36 months, automatic one-year renewals thereafter unless either party gives written notice to the other at least 90 days prior to the anniversary date of the agreement, and for severance in the event the agreement is terminated without "cause" or for "good reason," as those terms are defined in the employment agreement. Severance payable includes a pro rata bonus and a percentage of Mr. Burke's highest annual salary earned in the last two years based on the timing and reason for termination (200% if terminated without cause in the first year and 100% thereafter, and 50% if terminated for "good reason".) In addition upon termination without "cause" or for "good reason", all options, vested and unvested, will become fully exercisable for the lesser of one year after termination or their remaining term. The agreement also contains confidential information and non-solicitation provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of the Company's common stock as of May 10, 2004 by (i) each person, or group of affiliated persons, known by Gexa to be the beneficial owner of more than 5% of the Company's outstanding common shares; (ii) each director; (iii) each executive officer; and (iv) all of the Company's directors and executive officers as a group. This table is based upon information supplied by directors, officers and certain principal shareholders, as well as information included in SEC filings made by principal shareholders and other third party sources. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares of common stock shown. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares. Unless otherwise noted, the address for 5% and greater shareholders is 24 Greenway Plaza, Suite 1826, Houston, Texas 77046.

Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership
Executive Officers and Directors:
Neil M. Leibman	4,505,753	(2)	53.3%
James A. Burke	141,667	(3)	1.7%
Don Aron	253,333	(4)	3.0%
Dan C. Fogarty	25,000	(5)	*
Stuart C. Gaylor	79,667	(6)	*
Tom D. O'Leary	25,000	(5)	*
Robert C. Orr, Jr.	43,333	(6)	*
All executive officers and directors	5,073,753	(2)-(6)	60.0%
5% and Greater Shareholders:
Marcie Zlotnik 3776 Farbar Houston, Texas 77005	921,319	(7)	16.3%

*
Less than 1%

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when the determining the amount and percent owned by such person or group. As of May 10, 2004, there were 8,451,532 shares of Common Stock outstanding.

(2)
Includes 350,000 shares that may be acquired upon exercise of currently exercisable options, 18,333 shares which may be acquired upon exercise of a currently exercisable warrant and 40,000 shares owned by Mr. Leibman's minor children for which he disclaims beneficial ownership.

(3)
Includes 116,667 shares that may be acquired upon exercise of currently exercisable options.

(4)
Includes 25,000 shares that may be acquired upon exercise of currently exercisable options and 68,333 shares that may be acquired upon exercise of certain common stock warrants.

(5)
Includes 25,000 shares that may be acquired upon exercise of currently exercisable options.

(6)
Includes 25,000 shares that may be acquired upon exercise of currently exercisable options and 18,333 shares that may be acquired upon exercise of a currently exercisable common stock warrant.

(7)
Includes 350,000 shares that may be acquired upon exercise of currently exercisable options.

Equity Compensation Plan Information

	Number of Securities Underlying Options Granted	Weighted Average Exercise Price	Number of Securities Remaining for Future Issuance
Equity Compensation Plans Approved by shareholders	—	$—	—
Equity Compensation Plans not Approved by shareholders	1,400,000	1.81	—

Total	1,400,000	$1.81	—

        For a description of the terms of these options, see Footnote 12 to the Audited Financial Statements included herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following transactions or proposed transactions, to which the Company was or is to be a party, in which any officer, director or control person had a direct or indirect material interest occurred during the last two fiscal years:

        On October 15, 2003, Marcie C. Zlotnik resigned her operational positions in the Company, and also from the Company's Board of Directors. On October 15, 2003, all stock options held by Ms. Zlotnik were amended and reinstated. 300,000 options with an exercise price of $1.50 were reinstated with a new expiration date of December 31, 2005. Additionally, 50,000 options with an exercise price of $2.00 were issued with an exercise price of $1.00 and an expiration date of December 31, 2005. Additionally, the Company accrued $50,250 in severance expense (3 months regular salary) to be paid to Ms. Zlotnik from December 31, 2003 to March 15, 2004.

        On July 16, 2003, the Company entered into the Loan Agreement with The Catalyst Fund, Ltd. (see Note 7 to the financial statements.) Neil Leibman, an officer and director of the Company, and Bobby Orr, Don Aron and Stuart Gaylor, directors of the Company, participated in the Loan Agreement. These board members provided $500,000 of the loan received by the Company. Additionally, 91,667 of the warrants (with put features) that were issued in consideration of the Loan were granted to these board members (see Note 10 to the financial statements.)

        On March 24, 2003, one of our board members, Don Aron, agreed to purchase Company receivables for $700,000. In consideration of the purchase, Mr. Aron received a factoring fee of $42,000 in 2003. This obligation was fully settled in 2003.

        On May 31, 2001, the Chairman and Chief Executive Officer of the Company loaned the Company $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum. No interest has been paid, and interest accrued will be due in full on May 31, 2006 along with the principal. Accrued interest as of December 31, 2003 totals $20,404.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)
Exhibits-

Exhibit No.	Description	Filed Herewith or Incorporated By Reference from:
2.1	Amended and Restated Agreement dated as of October 21, 2003, among the Company, Gexa Gold Corp., Robert D. McDougal, Justin Rice, Gary Rice, and Neil M. Leibman.	Exhibit 2.1 to Form 8-K/A, Registration No. 001-31435. filed on December 9, 2003
3.1	Articles of Incorporation of the Company.	Exhibit 3.1 to Form 8-K/A, Registration No. 000-16179, filed on June 21, 2001
3.2	Bylaws of the Company.	Exhibit 3.2 to Form 8-K/A, Registration No. 000-16179, filed on June 21, 2001
3.3	Statement of Designation, Preferences, Rights and Limitations of the Series A Senior Convertible Preferred Stock of the Company filed under the laws of the State of Texas.	Exhibit 3.3 to Form 8-K/A, Registration No. 001-31435. filed on December 9, 2003
10.1	Loan Agreement dated July 16, 2003, between the Company and The Catalyst Fund, Ltd.	Exhibit 99.1 to Form 8-K, Registration No. 001-31435, filed on July 23, 2003
10.2	Promissory Note dated July 16, 2003, in favor of The Catalyst Fund, Ltd., in the original principal amount of $1,500,000.00	Exhibit 99.2 to Form 8-K, Registration No. 001-31435, filed on July 23, 2003
10.3	The Catalyst Fund, Ltd. Warrant for the Purchase of Shares of Common Stock	Exhibit 99.3 to Form 8-K, Registration No. 001-31435, filed on July 23, 2003
10.4	Registration Rights Agreement dated July 16, 2003, between The Catalyst Fund, Ltd., and the Company	Exhibit 99.4 to Form 8-K, Registration No. 001-31435, filed on July 23, 2003
10.5	Employment Agreement dated July 16, 2003, between Neil M. Leibman and the Company	Exhibit 99.5 to Form 8-K, Registration No. 001-31435, filed on July 23, 2003
10.6	Employment Agreement dated October 18, 2003, between James Burke and the Company	Exhibit 10.1 to Form 8-K, Registration No. 001-31435, filed on October 29, 2003
10.7	Lease Agreement dated April 12, 2004, between Entergy Enterprises, Inc. and the Company	Filed herewith
*10.8	Energy Marketing Support Agreement dated April 8, 2003 between the Company and TXU Portfolio Management LP, as amended	Filed herewith
14.1	Gexa Corp. Code of Business Conduct	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	Filed herewith
32.2	Section 1350 Certification of Chief Accounting Officer and Chief Financial Officer.	Filed herewith

* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(B)
Reports on Form 8-K

        Current Report on Form 8-K dated December 23, 2003 announcing the resignation of Marcie C. Zlotnik from the Board of Directors.

        Current Report on Form 8-K dated November 14, 2003 announcing third quarter 2003 financial results.

        Current Report on Form 8-K dated October 29, 2003 announcing the appointment of James A. Burke, CPA, CFA, as President and Chief Operating Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Hein & Associates LLP has served as the Company's external auditor since June 2002.

        For the year 2002, Hein & Associates LLP performed quarterly reviews for the Company's Form 10-QSB filings, prepared the 2002 tax return and conducted an audit in conjunction with the Form 10-KSB for the years ended December 31, 2002 and 2001.

        For the year 2003, Hein & Associates LLP performed quarterly reviews for the Company's Form 10-QSB, conducted an audit in conjunction with the Form 10-KSB for the years ended December 31, 2003 and 2002, performed review work on a term loan agreement which the Company entered into in July 2003, and is engaged to perform the 2003 tax return.

Fee Type	2002	2003
Audit Fees	$82,003	$200,000
Audit-Related Fees	2,875	16,500
Tax Fees	495	1,000
All Other Fees	—	3,689

Total	$85,373	$221,189

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

        The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent auditor for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. None of the fees paid to the independent auditors under the categories Audit-Related, Tax and All Other fees described above were approved by the committee after services were rendered pursuant to the de minimis exception established by the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2004.

GEXA CORP.
By:	/s/ NEIL LEIBMAN Neil Leibman Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ NEIL LEIBMAN Neil Leibman	Chairman and Chief Executive Officer (principal executive officer)	May 18, 2004
/s/ SARAH VEACH Sarah Veach	Chief Accounting Officer (principal accounting officer)	May 18, 2004
/s/ STUART C. GAYLOR Stuart C. Gaylor	Director	May 18, 2004
/s/ DON A. ARON Don A. Aron	Director	May 18, 2004
Dan C. Fogarty	Director	May 18, 2004
/s/ ROBERT C. ORR Robert C. Orr	Director	May 18, 2004
/s/ TOM D. O'LEARY Tom D. O'Leary	Director	May 18, 2004