Form 10-Q
period 2004-03-31
GEXA CORP
filed 2004-05-21
CIK 821113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-16179

Gexa Corp.

(Exact name of registrant as specified in its charter)

Texas	76-0670175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Greenway Plaza, Suite 1826, Houston, TX	77046
(Address of principal executive offices)	(Zip Code)

(713)-961-9399
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value 8,444,032 shares outstanding as of May 18, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the unaudited condensed financial statements for the Company for the three month periods ended March 31, 2004 and 2003.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003
Condensed Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)
Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)

GEXA CORP.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,886,691	$10,829,281
Cash- restricted	4,113,026	3,613,221
Accounts receivable, net of allowance for doubtful accounts	25,331,834	22,138,806
Other receivables	174,578	187,404
Deferred tax asset	732,500	458,000
Other current assets	102,661	82,246
Total current assets	38,341,290	37,308,958
Property and equipment, net	389,293	373,983
Deferred tax asset	286,500	292,000
Other assets	388,069	226,594

Total assets	$39,405,152	$38,201,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Term loans- current portion	$811,111	$608,333
Advance customer payments	183,545	179,258
Accrued electricity costs	10,043,370	16,554,598
Accounts payable and other accrued expenses	9,419,805	6,083,872
Sales tax payable	1,463,739	1,445,993
Income tax payable	2,672,056	1,476,923
Customer deposits	4,045,930	3,197,233
Total current liabilities	28,639,556	29,546,210

Term loans- long term portion, net of discount	2,212,142	2,381,826
Puttable warrant obligation	2,145,000	4,125,000
Accrued interest payable- officer	22,515	20,404
Total liabilities	33,019,213	36,073,440

Shareholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 844,032 shares issued and 8,428,185 shares outstanding at March 31, 2004; 8,261,128 shares issued and 8,247,281 shares outstanding at December 31, 2003.	84,420	82,611
Additional paid-in capital	8,112,302	7,347,795
Treasury stock, at cost; 13,847 shares	(14,447)	(14,447)
Accumulated deficit	(1,796,336)	(5,287,864)
Total shareholders’ equity	6,385,939	2,128,095

Total liabilities and shareholders’ equity	$39,405,152	$38,201,535

See accompanying notes to condensed financial statements.

GEXA CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Sales	$50,512,716	$12,920,302

Cost of goods sold	44,459,556	12,184,582

Gross profit	6,053,160	735,720

General and administrative expenses	3,389,197	1,121,607

Income (loss) from operations	2,663,963	(385,887)

Interest income	4,966	1,960

Interest expense	(231,267)	(7,318)

Other financing income (see Note 6)	1,980,000	—

Income before income tax expense	4,417,662	(391,245)

Income tax expense (benefit)	926,133	(131,793)

Net income (loss)	3,491,529	(259,452)

Preferred stock dividend	—	(41,722)

Net income (loss) available to common stockholders	$3,491,529	$(301,174)

Basic net income (loss) per share	$.42	$(.04)

Basic weighted average shares outstanding	8,360,923	7,604,528

Diluted net income (loss) per share	$.37	$(.04)

Diluted weighted average shares outstanding	9,559,820	7,604,528

See accompanying notes to condensed financial statements.

GEXA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$3,491,529	$(259,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	58,713	21,966
Amortization of financing costs	7,315	—
Accretion of debt discount	33,093	—
Stock issued to officers, directors and consultants for services	95,300	—
Change in puttable warrant obligation	(1,980,000)	—
Deferred income tax benefit	(269,000)	(131,793)
Changes in operating assets and liabilities:
Accounts receivable	(3,193,028)	(2,831,937)
Other receivables	12,826	4,626
Other current assets	(113,605)	(472)
Other long term assets	(75,600)	(5,955)
Advance customer payments	4,287	—
Accrued electricity costs	(6,511,229)	688,319
Accounts payable and other accrued expenses	3,335,935	903,611
Income tax payable	1,195,132	—
Sales tax payable	17,746	(490,785)
Customer deposits	848,697	607,874
Accrued interest payable	2,111	7,011
Net cash used in operating activities	(3,039,778)	(1,486,987)

Cash flows used in investing activities:
Restricted Cash	(499,805)	201,847
Purchases of equipment	(74,023)	(39,611)
Net cash provided by (used in) investing activities	(573,828)	868,564

Cash flows from financing activities:
Repayments on credit facility	—	(500,000)
Borrowings on revolving credit line	—	974,107
Proceeds from sale of common stock	671,016	—
Net cash provided by financing activities	671,016	474,107

Net change in cash	(2,942,590)	(1,506.44)
Cash and cash equivalents at beginning of period	10,829,281	3,399,962
Cash and cash equivalents at end of period	$7,886,691	$3,047,471

See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flows Information

Cash paid for interest	$113,530	$307

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Noncash Transactions

During the three months ended March 31, 2004, certain broker commissions were paid with 7,400 shares of common stock valued at market price on date of issue, averaging $7.17 per share.

During the three months ended March 31, 2004, an employee of the Company was granted 1,000 shares of common stock valued at $7.35 per share in lieu of compensation. During the three months ended March 31, 2004, 4,750 shares of common stock valued at $7.35 per share were issued to be distributed to Company officers in lieu of compensation.

See accompanying notes to condensed financial statements.

GEXA CORP.

Notes to the Unaudited Condensed Financial Statements

(unaudited)

March 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “Gexa” mean Gexa Corp., a Texas corporation.

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

2. Revenue and Cost Recognition

The Company records electricity sales under the accrual method and these revenues are generally recognized upon delivery of electricity to the customer’s meter. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT, multiplied by the Company’s average billing rate per kilowatt hour (“kWh”) in effect at the time.

In November 2003, the Company changed its revenue estimation technique to one referred to as the “flow” technique.  In the latter half of 2003, the Company determined that the market was operating at a point of efficiency such that it would be appropriate for the Company to begin accruing revenue based on ERCOT settlements of power deliveries, and given the limitations of the billings technique, the Company chose to change to the flow technique.  In addition, by the end of the year 2003, the Company had sufficient initial settlement and resettlement data from ERCOT to arrive at a reasonable estimate for 2003 revenues assuming that flow method had been in place since January 1, 2003.

The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a ‘resettlement’ is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided about 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such settlements is booked in the month in which the cost of goods sold (“COGS”) effect of those resettlements is realized. This allows for a proper matching of revenues with COGS.

Sales represent the total proceeds from energy sales- including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost. COGS includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation by the PUCT.

The energy portion of the Company’s COGS is comprised of two components – bilateral wholesale costs, and balancing/ancillary costs.  These two cost components are incurred and recognized in different manners.

Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  The Company is invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 30 days after the end of the month.

Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply provided by Gexa through its bilateral wholesale supply and the supply required to serve Gexa’s customer load. Gexa endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

3. Unbilled Revenue and Accounts Receivable

At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers per the billings technique for the first quarter of 2003, or the flow technique for the first quarter of 2004.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.

All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivables account.  Accounts receivables are customer obligations billed at the conclusion of a month’s electricity usage and due within 16 days of date of invoice. Balances past due over 21 days are subject to a late fee that can be assessed one time on that billing.

The large number of customers and significant volume of transactions in the commercial and residential retail energy business creates a challenge to manage receivables as well as estimate the account balances that ultimately will not be paid by the customers (bad debt write-offs).  The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month’s gross revenues.

The Company follows a consistent process to determine which accounts should be written off and compares the total actual write-offs to the estimated percentage of total revenue accrued and expensed each month.  Past due accounts are regularly reviewed based on aging for possible removal from service, in-house or external collections efforts, or write-off.  For residential customers, with some minor exceptions, the total balance for all accounts with any portion of their balance over 60 days past due is considered to be uncollectible and is written off net of security deposits held for the accounts.  Delinquent commercial accounts are reviewed individually by in-house collections, and payment arrangements, removal from service, and possible write-off of all or a portion of the receivable is determined on a case-by-case basis.

The Company has initiated a variety of actions targeted to reduce the amount of bad debt incurred by the Company, principally:

•                    Improved policies requiring credit reviews, deposits, and late fees, and

•                    Implementing new and more aggressive collection efforts.

Accounts Receivable contains billed receivables, unbilled receivables and allowance for doubtful accounts as follows:

	March 31, 2004	December 31, 2003
Billed receivables	$15,398,451	$13,125,561
Unbilled receivables	12,041,649	10,313,367
Allowance for doubtful accounts	(2,108,266)	(1,300,122)

Accounts Receivable, net	$25,331,834	$22,138,806

4. Stock-Based Compensation

The Company accounts for its employees’ stock-based compensation plans under the intrinsic value method.  The pro forma information below is based on a fair value approach.

	Three Months Ended March 31
	2004	2003
Pro forma impact of fair value method (FAS 148)

Reported net income available to common shareholders	$3,491,529	$(301,174)
Less: fair value impact of employee stock compensation	(105,686)	(100,291)
Pro forma net income available to common shareholders	$3,385,843	$(401,465)

Earnings per common share
Basic- as reported	$.42	$(.04)
Diluted- as reported	$.37	$(.04)
Basic- pro forma	$.40	$(.05)
Diluted- pro forma	$.35	$(.05)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5%	5%
Expected life	3 yrs.	3 yrs.
Expected volatility	124%	124%
Expected dividend yield	0%	0%

During the three months ended March 31, 2004, an employee of the Company was granted 1,000 shares of stock valued at $7.35 per share in lieu of compensation. During the three months ended March 31, 2004, 4,750 shares valued at $7.35 per share were issued to be distributed to Company officers in lieu of compensation.

5. Significant Events

During the first quarter of 2004, the Company entered into a joint marketing agreement with Continental Airlines, Inc. (“Continental”) pursuant to which Continental and the Company will market the Company’s electricity services to all Continental OnePass members and Continental employees, enabling them to earn OnePass miles for the amounts they pay to the Company for electricity. Payments to Continental by the Company will be based on the volume of customers enrolled in the program and will consist of both cash and equity. In addition to this residential offering, Gexa anticipates offering the same Continental program to our small commercial customers by the end of 2004.

During the three months ended March 31, 2004, the Company’s external auditors presented a finding of material weakness to the Company’s audit committee. See discussion of this matter at Item 4. Controls and Procedures.

6. Put Warrant Obligation

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

SFAS No. 150 requires warrants issued under a term loan agreement with The Catalyst Fund Ltd. to be classified as a liability. In January of 2005, The Catalyst Fund Ltd. may exercise its right to force the Company to repurchase the 550,000 common shares at the current market price on the common stock, less the warrant exercise price of $1.00. The put feature may be accelerated by a change of control or a capital offering in excess of $10 million; therefore, the Company could be forced to purchase up to 550,000 shares of its own common stock at the market price (less the $1 warrant exercise price) on the day the put option is exercised.

At March 31, 2004, the Company’s stock closed at $4.90 per share. The decrease in the market price from the valuation at December 31, 2003 based on a December 31, 2003 close price of $8.50 per share required the Company to record a decrease in the value of the puttable warrant obligation of $1,980,000 for the three months ended March 31, 2004 as other financing income in accordance with SFAS No. 150.

For the duration of the existence of the Warrants, at each balance sheet date, this financing expense or income and the related redemption obligation will be updated at each balance sheet date. For every $1 increase in the market value of the Company’s stock, the puttable warrant obligation will increase by $550,000. For every $1 decrease in the market value of the Company’s stock, the puttable warrant obligation will decrease by $550,000, to the extent the Company’s stock price remains in excess of the $1 Warrant exercise price.

7. Related Party Transactions

There were no related party transactions during in the three months ended March 31, 2004.

8. Income Taxes

The effective income tax rate reflected in the 'Income tax expense' for the first quarter of 2004 is lower than the Company's expected effective tax rate of approximately 37%. Included in 'Income before taxes' is $1,980,000 of 'Other financing income' related to puttable warrants (see Footnote 6, Puttable Warrant Obligations); the income related to the puttable warrants is not taxable. Therefore, 'Income before Income tax expense' is reduced by the amount of the 'Other financing income' prior to calculating 'Income tax expense', thereby lowering the effective tax rate.

9. Subsequent Events

In April 2004, the Company signed a lease for office space located at 20 Greenway Plaza. The office facility consists of approximately 26,700 square feet, and we expect to occupy this space by the end of the second quarter. The lease terminates in January 2011. This new lease will have no impact on the terms or obligations of the Company’s lease listed above at 24 Greenway Plaza.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  All statements other than statements of historical fact are forward-looking statements.  Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our assumptions regarding the competitive restructuring and deregulation of the electricity market, competition from utility companies, our dependence on the services of certain key personnel and our ability to manage our growth successfully.  Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect”, “anticipate”, “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information.  Before you invest in our stock, you should be aware that the occurrence of any of the events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

We cannot guarantee any future results, levels of activity, performance or achievements.  Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

Results of Operations

Revenues

The Company has continued its strong pattern of growth with revenue expansion of 290% in the three months ended March 31, 2004 as compared to revenues for the three months ended March 31, 2003. For the three months ending March 31, 2004 the Company billed an average of 69,400 customers who, in total, consumed approximately 570,374 megawatt hours (“mwh”) for the three month period as compared to approximately 24,500 customers using approximately 168,066 mwh for the three months ended March 31, 2003.

These changes are reflective of at least two continuing general trends in the Company’s customer base. On the residential side, the Company’s direct marketing to apartments has greatly increased residential customer count. On the commercial side, we have been able to add to our number of commercial accounts and gain larger commercial customers. This has resulted in a well diversified customer base, including several large customers in a variety of industries in addition to our core base of apartment complexes and small to mid-sized commercial clients.

Costs of goods sold

Costs of goods sold were 88% and 94% of sales for the three months ended March 31, 2004 and 2003, respectively.  Excess supply sold on the balancing market undergoes three rounds of settlements to come to a final determination of the balance of supply transacted each day. The second and third round resettlements take several months to be finalized and the Company does not have the ability to forecast the outcome of these settlements and their impact on valuations achieved in first round settlements. The revenue effect of these settlements will be realized in future periods when the costs of goods sold impact is billed and expensed to the Company.

General and administrative expenses

General and administrative expenses were 7% and 9% of sales for the three months ended March 31, 2004 and 2003, respectively. Improved economies of scale largely account for the improved ratio of general and administrative expenses for the three months ended March 31, 2004. In the past year the Company has also automated many processes, including payment processing, and greatly improved the efficiency of data entry and receivables management. These enhancements have increased productivity, thus reducing general and administrative costs per account.

Salary expense will increase in 2004 as a result of normal staff additions to accommodate growth, and for new employees in executive and middle management roles, specifically in the finance function as necessary to improve our systems of internal controls as discussed below in Item 4. Controls and Procedures.

Other financing income (expense)

On July 16, 2003, warrants to acquire 550,000 shares of common stock were granted to The Catalyst Fund Ltd. in consideration of a term loan. These warrants contained a put feature allowing the holder to exercise the warrants at a $1.00 per share exercise price, and then force the Company to repurchase them at market value upon the occurrence of certain events. In accordance with SFAS No. 150, the warrants were initially recorded as a discount to debt based on the close price of the Company’s common stock on the date of issuance ($1.90) minus the exercise price, multiplied by the number of warrants, or $495,000. At each balance sheet date, any change in the close price of the common stock must be used to calculate and record financing expense or income amount to reflect the difference on that date between the market price of the Company’s stock and the exercise price of the warrants.

At March 31, 2004, the Company’s stock closed at $4.90 per share. This decrease in the market price from the $8.50 at December 31, 2003 required the Company to record a decrease in the value of the puttable warrant obligation of $1,980,000 for the three months ended March 31, 2004 as other financing income in accordance with SFAS No. 150.

Liquidity and Capital Resources

Since inception, the Company has financed its business operations and growth through a combination of private equity placements, revolving credit lines, payment terms from suppliers, and term loan debt.

During the three months ended March 31, 2004, the Company raised $671,016 via private placement of 167,254 shares of Company common stock at $4 per share. These funds were designated to be used to support the Company’s continued operational expansion.

Our use of capital is primarily driven by working capital needed to operate as a Retail Electricity Provider (“REP”). We experience a time delay between purchasing electricity to flow to customers and receiving payments from our customers. This working capital cycle is impacted most by seasonality and customer count growth rates.  On average, our accounts receivable turn approximately every 45-50 days, when considering both the billed and unbilled receivables concurrently. Pursuant to our agreement with TXU PM, payments to TXU PM for monthly electricity purchases are on the last business day of the month following delivery.  As a result of the TXU PM agreement and amendments thereto, the accrued electricity costs as of December 31, 2003 reflected $7.8 million of November deliveries that were paid on January 2, 2004.  Therefore, in the first quarter of 2004, the Company paid electricity invoices to TXU PM for deliveries that took place in November and December 2003, as well as January and February 2004.  Consistent with the terms of the TXU PM agreement, the Company paid the invoice for January deliveries at the end of February and the February deliveries at the end of March 2004, and the Company anticipates that future electricity invoices will be due and paid at the end of the month following delivery.

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

Our largest cost in conducting business is the purchase of electricity. Our agreement with TXU PM provides both a source of electricity supply and vendor financing.   Since our commercial customer contracts have durations of one and two year terms, we attempt to match our customer obligations to our supply purchases. Gexa purchases electricity from TXU PM and from third parties based on its forecast of needs and monthly purchase limits imposed by TXU PM. Additionally, TXU PM reserves the right to review the credit-worthiness of all customers with peak demand of at least one megawatt. Gexa pays a monthly credit fee to TXU PM based on its monthly electricity purchases from TXU PM, as well as small monthly administrative fees. TXU PM also provides credit guarantees to Gexa to enable it to purchase electricity from third parties, in return for a monthly fee. The agreement has an initial term of five years, expiring in April 2008, and renews thereafter on a year-to-year basis unless either party gives notice of termination.

Purchasing this electricity exposes the wholesale electricity provider to credit risk that may exist due to any payment risk. Accordingly, TXU PM has three sources of security from the Company to support this agreement. First, TXU PM has first lien on all of the Company’s assets. Second, our customer receipts are managed through a lockbox arrangement controlled by TXU PM under which certain costs of good sold items and the monthly TXU PM invoice are paid during each month with the Company receiving any remaining funds to be used for operating expenses. TXU PM must approve all disbursements from the Company’s lockbox. Third, the Company is required to post a cash collateralized letter of credit in amounts determined by TXU PM pursuant our agreement.

The TXU PM agreement also has a monthly limit for megawatt hours, which was recently increased to enable the Company to continue to grow and handle the higher seasonal summer volumes.  Given our recent growth experience, we anticipate that the Company may reach that cap this summer, and may potentially need to increase it through discussions with TXU PM.  There is no guarantee that TXU PM will increase this limit. As of March 31, 2004 the Company has $1,320,000 posted as a fully cash-collateralized letter of credit to TXU PM.  Under the current TXU PM agreement, we anticipate needing to post a cash collaterized letter of credit of approximately $5 million for power purchases this summer. The Company will require additional financing to collateralize and post this letter of credit. These funds add to the working capital requirements of our business and pose liquidity limitations to our growth.  Without having an investment grade credit rating, we anticipate that we will continue to either increase our limits with TXU PM or reach agreements with additional third-parties for needs that we may have above our current agreement.  However, there are no assurances that those agreements will be reached or that the modifications to any agreements will be made.

As of March 31, 2003, the Company had deposited approximately $3.3 million with JP Morgan Chase Bank to obtain letters of credit allowing us to purchase power on forward contracts, buy and sell power in the daily balancing markets, and pay TDSP invoices for metering charges passed through to customers on thirty five day terms. As of March 31, 2003, approximately $2.7 million has been utilized under those facilities to purchase letters of credit.

It is the policy of the Company to match, as accurately as possible, power purchases to expected customer demand.  For power purchases, we use a combination of long-term contracts, short-term contracts, month-ahead purchases, and day-ahead purchases to match up with forecasted demand of our commercial customers on long-term sales contracts, commercial customers on month-to-month contracts, and residential customers (which are all on the equivalent of month-to month contracts.)   Our sales force bases their pricing quotes to potential customers on our minimum margin targets, ensuring better integrity of our cash flow from continued operations.

In July 2003, the Company entered into a term loan agreement with The Catalyst Fund Ltd. who acted as the agent for a term loan providing the Company with $3.0 million in funds to be used for the growth of operations, including electricity purchases, in the Texas marketplace. In consideration of the loan, The Catalyst Fund Ltd. acquired a second lien on all Company assets.   Principal payments due on the loan total $608,333 in 2004, $811,111 for each of the years 2005 through 2007, and $405,556 due in 2008. Payments are due on a quarterly basis in the amount of $202,778. For a more complete description of the terms of the Catalyst loan, see Note 7 to the Financial Statements herein. For the three months ended March 31, 2004, the Company was in compliance with all financial covenants under the loan agreement.

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

Depending on the growth of its customer base, the Company may need to obtain financing to meet its expected cash collateralized letter of credit obligations for summer 2004 electricity purchases under the TXU PM agreement. Our ability to borrow additional funds is limited.  The consent of both TXU PM and The Catalyst Fund Ltd. would be required.  TXU currently holds a first lien on all of our assets and The Catalyst Fund

Ltd. holds a second lien on all of our assets.  We are currently negotiating to refinance our debt owed to The Catalyst Fund Ltd., and anticipate that any lender that finances us will require a second lien on all of our assets.  In addition, our limited resources may make it difficult to borrow additional funds.  Any additional debt financing obtained by us will subject us to the risks normally associated with such financing, including the risk of losing valuable property or assets in the event we are unable to service such debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For an in-depth discussion of Gexa’s market risks, see “Risk Factors” in Gexa’s Form 10-KSB for December 31, 2003.

Commodity Price Risk

Gexa is exposed to the impact of market fluctuations in the prices of electricity associated with the purchase and sale of electricity to its customers.   Gexa enters into short and long term agreements to purchase electricity;  these contracts that qualify for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and DIG Issue No. C15. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Financial Statements is required until settlement of the contract. Gexa has applied this scope exception for its contracts involving the purchase and sale of electricity at fixed prices in future periods.  Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power.

Credit Risk

For an in-depth discussion of the Company’s credit risk and credit risk management initiative, see “Risk Factors” in Gexa’s Form 10-KSB for December 31, 2003.

Equity Price Risk

For a description of the Company’s equity price risk, see Footnote 6 of this 10-Q entitled “Put Warrant Obligation”.

Interest Rate Risk

The Company has a leveraged capital structure which could expose it to risk of fluctuating interest rate.  As of March 31, 2004, all the Company’s financial debt obligation are fixed rate debt obligation.  Therefore, the Company is not currently subject to interest rate risk.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective, for the reasons discussed below, in timely accumulations and communicating to them information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our independent auditors, Hein & Associates LLP, informed us in writing that they had discovered a number of issues that constituted material weaknesses in our internal controls.  The identified deficiencies generally relate to (i) adequacy of the training of the staff within the Company’s accounting department, and (ii) quality control over the financial reporting process.  Our auditors also indicated that the Company’s new method for calculating its revenues required additional review and testing.  Previously, the Company estimated revenues based on billings (the “billing” method), but the availability of accurate and timely electricity supply delivery data for the entire 2003 fiscal year now allows the Company to estimate revenues based on measuring electricity as delivered to its customers (the “flow” method).  In the fourth quarter of 2003 and the first quarter of 2004, the Company conducted additional testing and review of the controls and the source data being used to calculate revenues as well as the flow method of revenue calculation.  Based on that review, the Company adopted the flow method for determining its revenues in fiscal year 2003 and thereafter.

Because of the issues raised by our auditors, including the review of our revenue calculation method, we were unable to timely file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2004.  In addition, the Audit Committee of our Board of Directors, with the assistance of independent counsel, began an investigation of the issues raised by our auditors, including revenue calculation methods, which has only recently been completed.  The Audit Committee recommended that the Company approve an action plan (the “Action Plan”), which has been reviewed and adopted by the Board of Directors.  The Action Plan requires the Company to immediately undertake and complete a number of actions (some of which have already been taken) including:

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

•                                          conduct a review of the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

•                                          establish a training program for all relevant personnel regarding SEC reporting, Sarbanes-Oxley Act compliance and related issues.

In reaching these conclusions, the Audit Committee indicated that while there were material weaknesses in the Company’s internal controls related to financial reporting, there was no intentional misconduct that occurred in connection with the matters outlined in the material weakness letter sent by the Company’s auditors.

To date, the Company has instituted the following actions and is continuing to work on implementing the remaining items in the Action Plan:

•                                          The Board has adopted a new Disaster Recovery Plan, a policy regarding the issuance of press releases, and has formed an internal Disclosure Review Committee to review and assist in the preparation of the Company’s filings with the SEC.

•                                          The Company is finalizing its search for a permanent CFO and other personnel mentioned in the Action Plan.

The Company is assigning high priority to the implementation of the Action Plan and will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controlled objectives, and management necessarily was required to apply its judgment and evaluating the cost benefit relationship of possible controls and procedures.  Based on the evaluation described above and the implementation of the Action Plan to date, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There has been no change in our internal controls over financial reporting during the period ended March 31, 2004, with the exception of the items noted above, that has materially effected or is reasonably likely to material effect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company is involved in various receivable collections matters as a plaintiff. The Company believes that there are no pending matters that will have a significant impact on the Company’s financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current report on Form 8-K dated March 30, 2004 announcing the Company’s filing of Form 12b-25 to extend the period to file Form 10-KSB for the fiscal year ended December 31, 2003.

Current report on Form 8-K dated March 10, 2004 announcing a joint marketing partnership with Continental Airlines.

Current report on Form 8-K dated February 18, 2004 announcing financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gexa Corp.

By:	/s/ Neil Leibman
Neil Leibman, Chairman and CEO
(principal executive officer)
Dated: May 21, 2004
Houston, Texas

By:	/s/ Sarah Veach
Sarah Veach, Chief Accounting Officer
(principal accounting officer)
Dated: May 21, 2004
Houston, Texas

EXHIBITS ARE ON FOLLOWING PAGES