Form 10-Q
period 2004-06-30
GEXA CORP
filed 2004-08-11
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-16179

Gexa Corp.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0670175 (IRS Employer Identification No.)

20 Greenway Plaza, Suite 600, Houston, TX (Address of principal executive offices)	77046 (Zip Code)

(713) 470-0400
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value 8,530,185 shares outstanding as of June 30th, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Set forth below are the condensed financial statements for the Company for the three and six month periods ended June 30, 2004 and 2003.

Gexa Corp.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	December 31, 2003

Assets	(Unaudited)
Current Assets:

Cash and cash equivalents	$21,430	$10,829
Cash - restricted	5,054	3,613
Accounts receivable, net of allowance for doubtful accounts	34,714	22,327
Deferred tax asset	909	458
Other current assets	82	82

Total current assets	62,189	37,309

Property and equipment, net	680	374
Deferred tax asset	281	292
Other assets	453	227

Total Assets	$63,603	$38,202

Liabilities and Shareholders’ Equity
Current Liabilities:

Term loans - current portion	$811	$608
Accrued electricity costs	30,209	16,555
Accounts payable and other accrued expenses	10,243	6,084
Taxes payable	5,361	2,923
Customer deposits	4,863	3,376

Total current liabilities	51,487	29,546

Term loans: long-term portion, net of discount	2,040	2,382
Puttable warrant obligation	1,870	4,125
Accrued interest payable - officer	24	20

Total Liabilities	55,421	36,073

Shareholders’ equity:

Common stock, $0.01 par value; 75,000,000 shares authorized;
8,544,032 shares issued and 8,530,185 shares outstanding at
June 30, 2004; 8,261,128 shares issued and 8,247,281 shares
outstanding at December 31, 2003	86	83
Additional paid-in capital	8,245	7,348
Treasury stock, at cost; 13,847 shares	(14)	(14)
Accumulated deficit	(135)	(5,288)

Total shareholders’ equity	8,182	2,129

Total liabilities and shareholders’ equity	$63,603	$38,202

See accompanying notes to condensed financial statements.

Gexa Corp.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

		As Restated (See Fn 11)		As Restated (See Fn 11)
	(Unaudited)		(Unaudited)

Sales	$62,025	$21,448	$112,538	$34,368

Cost of Goods Sold	55,436	19,517	99,895	31,701

Gross Profit	6,589	1,931	12,643	2,667

General and administrative expenses	4,180	1,962	7,569	3,084

Income (loss) from operations	2,409	(31)	5,074	(417)

Interest income	2	8	7	10

Interest expense	(188)	(64)	(419)	(71)

Other financing income (see Note 7)	275	—	2,255	—

Income before income tax expense (benefit)	2,498	(87)	6,917	(478)

Income tax expense (benefit)	839	(32)	1,765	(163)

Net income (loss)	1,659	(55)	5,152	(315)

Preferred stock dividend	—	(25)	—	(25)

Net income (loss) available to common stockholders	$1,659	$(80)	$5,152	$(340)

Basic net income (loss) per share	$0.20	$(0.01)	$0.61	$(0.04)

Basic weighted average shares	8,481	7,605	8,413	7,605

Diluted net income (loss) per share	$0.17	$(0.01)	$0.54	$(0.04)

Diluted weighted average shares outstanding	9,553	7,605	9,620	7,605

Gexa Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30, 2004	June 30, 2003

		As Restated (See Fn 11)
	(Unaudited)

Cash Flows from operating activities:
Net income (loss)	$5,152	$(315)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	75	50
Amortization of financing costs	15	—
Accretion of debt discount	(153)	—
Stock issued to officers, directors
and consultants for services	100	—
Change in puttable warrant obligation	(2,255)	—
Deferred income tax benefit	(440)	38

Changes in operating assets and liabilities:

Accounts receivable	(12,387)	(7,624)
Other current assets	—	(358)
Other long-term assets	(226)	—
Accrued electicity costs	13,654	—
Accounts payable and other accrued expenses	4,159	7,224
Taxes Payable	2,438	334
Customer deposits	1,487	1,078
Accrued interest payable	4	4

Net cash provided by operating activities	11,623	431

Cash flows from investing activities:
Restricted cash	(1,441)	—
Purchases of equipment	(381)	(125)

Net cash used in investing activities	(1,822)	(125)

Cash flows from financing activities:
Borrowings on credit facility	—	115
Borrowings on revolving credit line	—	322
Changes in treasury stock	—	(4)
Proceeds from sale of common stock	800	—

Net cash provided by financing activities	800	433

Net change in cash	10,601	739
Cash and cash equivalents at beginning of period	10,829	3,400

Cash and cash equivalents at end of period	$21,430	$4,139

Supplemental Disclosure of Cash Flow Information

	Six months ended

	June 30, 2004	June 30, 2003

Cash paid for interest	$211	$69

Cash paid for income taxes	$173	$—

Supplemental Disclosure of Noncash Transactions

              During the six months ended June 30, 2004, certain broker commissions were paid with 7,400 shares of common stock valued at market price on date of issue, averaging $7.17 per share.

              During the six months ended June 30, 2004, employees of the Company were granted 6,750 shares of common stock, that were valued at an average market price of $5.33 per share, in lieu of compensation.

GEXA CORP.
Notes to the Condensed Financial Statements
(unaudited)
June 30, 2004

Note 1 – Basis of Presentation

              The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

              As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” mean Gexa Corp., a Texas corporation.

Use of estimates

              The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates for the Company include (a) estimation of volumes delivered to customers, including the effects of resettlements from the Electric Reliability Council of Texas (“ERCOT”) (b) estimation of rates for determination of revenues, and (c) bad debt expense.

Note 2 – Revenue and Cost Recognition

              The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customer’s meter. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by the Company’s average billing rate per kilowatt hour (“kWh”) in effect at the time.

              In November 2003, the Company changed its revenue estimation technique to one referred to as the “flow” technique. In the latter half of 2003, the Company determined that the market was operating at a point of efficiency such that it would be appropriate for the Company to begin accruing revenue based on ERCOT settlements of power deliveries, and given the limitations of the billings technique, the Company chose to change to the flow technique. In addition, by the end of the fiscal year 2003, the Company had sufficient initial settlement and resettlement data from ERCOT to arrive at a reasonable estimate for 2003 revenues assuming that the flow method had been in place since January 1, 2003.

              The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a `resettlement’ is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

              Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such resettlements are booked in the month in which the cost of goods sold (“COGS”) effect of those resettlements is realized. This allows for a proper matching of revenues with COGS.

              Sales represent the total proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost. COGS includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation by the Public Utility Commission of Texas (PUCT).

              The energy portion of the Company’s COGS is comprised of two components; bilateral wholesale costs and balancing/ancillary costs. These two cost components are incurred and recognized in different manners.

              Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price. The Company is invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 30 days after the end of the month.

              Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are related to the differential between supply provided by the Company through its bilateral wholesale supply and the supply required to serve the Company’s customer load. The Company endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

Note 3 – Unbilled Revenue and Accounts Receivable

              At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.

              All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivables account. Accounts receivables are customer obligations billed at the conclusion of a month’s electricity usage and due within 16 days of the date of the invoice. Balances past due are subject to a late fee that is assessed on that billing.

              The large number of customers and significant volume of transactions in the commercial and residential retail energy business create a challenge to manage receivables as well as estimate the account balances that ultimately will not be paid by the customers (bad debt write-offs). The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month’s gross revenues.

              The Company follows a consistent process to determine which accounts should be written off and compares the total actual write-offs to the estimated percentage of total revenue accrued and expensed each month. Past due accounts are regularly reviewed based on aging for possible removal from service, in-house or external collections efforts or write-off. For residential customers, with some minor exceptions, the total balance for all accounts with any portion of their balance over 60 days past due is considered to be uncollectible and is written off, net of security deposits held for these accounts. Delinquent commercial accounts are reviewed individually by in-house collections and payment arrangements, removal from service and possible write-off of all or a portion of the receivable is determined on a case-by-case basis.

              The Company has initiated a variety of actions targeted to reduce the amount of bad debt incurred by the Company. The principal actions are as follows:

•	Improved policies requiring credit reviews, deposits, and late fees, and

•	Implementing more aggressive collection efforts.

              Accounts Receivable contains billed receivables, unbilled receivables, other receivables, and the allowance for doubtful accounts as follows:

(In thousands)	June 30, 2004	December 31, 2003

Billed receivables	$19,311	$13,126
Unbilled receivables	17,800	10,313
Other receivables	230	188
Allowance for doubtful accounts	(2,627)	(1,300)

Accounts receivable, net	$34,714	$22,327

Note 4 – Earnings Per Share

                           The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share that are presented on the condensed statements of operations.

	Three Months Ended		Six Months Ended

(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Numerator:
Net Income (loss)	$1,659	$(55)	$5,152	$(315)
Preferred Stock dividend	—	(25)	—	(25)

Net Income (loss) available to common stockholders	$1,659	$(80)	$5,152	$(340)

Denominator
Denominator for basic earnings per share
Weighted average shares outstanding	8,481	7,605	8,413	7,605
Effect of dilutive securities:
Employee and director stock options	971	—	1,080	—
Warrants	101	—	127	—

Denominator for diluted earnings per share
Adjusted weighted average shares outstanding	9,553	7,605	9,620	7,605

Basic earnings per share	$0.20	$(0.01)	$0.61	$(0.04)

Diluted earnings per share	0.17	(0.01)	0.54	(0.04)

Note 5 – Stock-Based Compensation

              The Company accounts for its employees’ stock-based compensation plans under the intrinsic value method. The pro forma information below is based on a fair value approach.

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Pro Forma impact of fair value method (FAS 148)

Reported net income available to common shareholders	$1,659	$(80)	$5,152	$(340)
Less: fair value impact of employee stock compensation	(127)	(100)	(254)	(200)

Pro forma net income available to common shareholders	$1,532	$(180)	$4,898	$(540)

Earnings per common share

Basic - as reported	$0.20	$(0.01)	$0.61	$(0.04)
Diluted - as reported	0.17	(0.01)	0.54	$(0.04)
Basic - pro forma	0.18	(0.02)	0.58	(0.07)
Diluted - pro forma	0.16	—	0.51	—

Weighted average Black-Scholes fair value assumptions

Risk free interest rate	3%	5%	3%	5%
Expected life	3 yrs	3 yrs .	3 yrs	3 yrs .
Expected volatility	176%	124%	176%	124%
Expected dividend yield	0%	0%	0%	0%

              During the six months ended June 30, 2004, 6,750 shares of stock were granted to Company employees in lieu of compensation.

              During the three months ended June 30, 2004, the Board of Directors, subject to shareholder approval, adopted the 2004 Incentive Plan, which provides for the issuance of up to 1.5 million shares of common stock pursuant to incentive awards under the plan. As of June 30, 2004, no incentive awards had been issued under the plan.

Note 6 – Significant Events

              On May 28, 2004, the Company announced it had entered into a marketing agreement with the American Airlines, Inc. AAdvantage ® program. Beginning on June 1, 2004, the Company will market electricity services to AAdvantage ® members, enabling them to save money on their electricity bills while earning AAdvantage ® miles.

              On June 21, 2004, the Company announced that it had relocated its offices from 24 Greenway Plaza, Houston, Texas, 77046, to 20 Greenway Plaza in Houston, Texas, 77046, and changed its telephone number to 713-470-0400.

              On July 15, 2004, a class action lawsuit captioned Frederick T. Pappey vs. Gexa Corp., Neil Leibman, Marcie Zlotnik and Sarah Veach, Civil Action No. H-04-2869, was filed in the United States District Court for the Southern District of Texas, Houston District. The complaint alleges that, among other things, the Company’s publicly filed reports and public statements contained false and misleading information, which resulted in damages to the plaintiff and members of the proposed class when they purchased securities of the Company. The complaint also alleges that the conduct of the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages. The Company believes that the lawsuit is without merit and intends to contest the matter vigorously.

              On August 2, 2004, the Company was sued in the matter of Capello Capital Corp. vs. Gexa Corp in the Los Angeles Superior Court-West District. The complaint alleges a breach of contract regarding investment banker fees being claimed by Capello Capital Corp. in connection with the credit facility Highbridge/Zwirn Special Opportunities Fund, L.P. The Company believes that the lawsuit is without merit and intends to contest the matter vigorously.

Note 7 – Put Warrant Obligation

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

              SFAS No. 150 requires warrants issued under a term loan agreement with The Catalyst Fund Ltd. to be classified as a liability. In January of 2005, the holders of the warrants could have exercised their rights to force the Company to repurchase the 550,000 common shares at the current market price on the common stock, less the warrant exercise price of $1.00. The put feature could have been accelerated by a change of control or a capital offering in excess of $10 million; therefore, the Company could have been forced to purchase up to 550,000 shares of its own common stock at the market price (less the $1 warrant exercise price) on the day the put option is exercised.

              As of June 30, 2004, the Company’s stock closed at $4.40 per share. The decrease in the market price from $8.50 at December 31, 2003 to $4.90 at March 31, 2004 required the Company to record a decrease in the value of the puttable warrant obligation of approximately $0.3 million and $2.3 million for the three months ended June 30, 2004 and the six months ended June 30, 2004 respectively, as other financing income in accordance with SFAS No. 150.

              On July 8, 2004, 458,333 of these warrants were repurchased and the remaining 91,667 warrants were amended to delete their put option feature; therefore, the income (expense) effect arising from their existence as described above will no longer be applicable to the Company. See footnote 10, Subsequent Events, for further discussion of the repurchase of the warrants.

Note 8 – Related Party Transactions

              The Company had no related party transactions during the three months ended June 30, 2004. Subsequent to June 30, 2004, the Company repaid loans to its officers and directors. See Footnote 10, Subsequent Events for further discussion.

Note 9 – Income taxes

              The effective income tax rate reflected in the ‘Income tax expense (benefit)’ item of the Statement of Operations for the three and six months ended June 30, 2004 is lower than the Company’s expected effective tax rate of approximately 37%. Included in ‘Income before taxes’ is approximately $0.3 and $2.3 million of ‘Other financing income’ related to puttable warrants (see Footnote 7, Puttable Warrant Obligations) for the three and six months ended June 30, 2004, respectively; the income related to the puttable warrants is not taxable. Therefore, ‘Income before Income tax expense (benefit)’ is reduced by the amount of the ‘Other financing income’ prior to calculating ‘Income tax expense (benefit)’, thereby lowering the effective tax rate.

Note 10 – Subsequent Events

Credit Facility and Warrants

              On July 8, 2004, the Company entered into a $15.0 million revolving credit facility (the “Facility”) with Highbridge/Zwirn Special Opportunities Fund, L.P. The Facility, which matures on July 8, 2007, may be used to provide working capital for the Company’s normal routine operations and for providing a cash reserve to collateralize letters of credit that the Company is required to post. The Facility is collateralized by a lien on substantially all of the Company’s assets, subject to the liens already held on such assets by TXU and/or JPMorganChase. No advances were made under the Facility at closing.

              Advances under the Facility bear interest at the rate of 14% per annum and the Company is permitted to prepay advances outstanding under the Facility at any time without penalty upon proper notice to the lenders thereunder. If at any time the Company has unrestricted cash or cash equivalents in excess of $1.2 million, the Company is required to make a prepayment on the advances then outstanding under the Facility in an amount equal to the amount of such cash or cash equivalents being held by the Company on the fifteenth and/or the last day of any month during the term of the Facility in excess of $1.2 million, within one business day of such occurrence.

              At closing, the Company paid Highbridge/Zwirn Special Opportunities Fund, L.P., for the account of each lender under the Facility, a fee in the amount of $0.3 million. In addition, the Company has agreed to pay to Highbridge/Zwirn Special Opportunities Fund, L.P., for the account of each lender under the Facility, an annual fee in the amount of $150,000 and a commitment fee, which accrues at 2% per annum on the average daily unused amount of the $15.0 million during the term of the Facility.

              The Facility contains the following covenants that are considered important in operating the Company:

•	The Company may not permit the leverage ratio (as defined in the Facility), as of the last day of each fiscal quarter, to be greater than 1.5.

•	The Company may not permit the fixed charge coverage ratio (as defined in the Facility) as of the last day of each fiscal quarter to be lower than (i) 1.5 for the quarter ending September 30, 2004 and (ii) 1.3 for each of the quarters thereafter;

•	The Company may not permit the interest coverage ratio (as defined in the Facility) as of the last day of each fiscal quarter to be lower than (i) 6.0 for the quarters ending September 30, 2004 and December 31, 2004 and (ii) 4.7 for each of the quarters thereafter;

•	The Company may not permit TTM EBITDA (as defined in the Facility) as of the last day of each fiscal quarter to be less than (i) $9.7 million for the quarter ending September 30, 2004, (ii) $11.0 million for each of the quarters between October 1, 2004 and June 30, 2005 and (iii) $12.0 million for each of the quarters thereafter;

•	The Company may not permit the current ratio (as defined in the Facility) as of the last day of any fiscal quarter to be lower than 1.1;

•	The Company may not permit the amount of general and administrative costs (as defined in the Facility), which does not include bad debt, for any fiscal quarter to be greater than 6% of the Company’s sales; and

•	The Company may not make any capital expenditures in the aggregate in an amount greater than the capital budget approved by the administrative agent under the Facility.

              The Facility also contains restrictions with respect to: the incurrence of debt and liens; the making of restricted payments, investments, loans and advances; entering into leases or sale and leasebacks; the sale or discount of receivables; the merger of the Company; the sale of its properties; entering into transactions with affiliates or into material agreements; and entering into negative pledge agreements, certain dividend restrictions and certain swap agreements.

              In connection with the closing of the Facility, the Company issued to Highbridge/Zwirn Special Opportunities Fund, L.P. warrants to acquire 150,000 shares of Company common stock for an exercise price of $4.00 per share. The warrants are currently exercisable, expire on July 9, 2009 and contain anti-dilution protection for the holder of the warrants. Specifically, if the Company issues additional shares of common stock or other securities that are convertible into shares of the Company’s common stock, and the consideration for the shares is less than $4.00 per share, the exercise price for the warrants immediately preceding such issuance will be reduced according to the formula specified in the warrants. The warrants will be valued using a Black-Scholes model and recorded as deferred financing costs and amortized accordingly in the third quarter.

              The Company also granted the holder of the warrants certain demand and piggyback registration rights pursuant to the terms of the warrants. After July 8, 2005, the holder of the warrants may, on one occasion, request that the Company register the sale of all or part of the Company’s common stock underlying the warrants under the Securities Act of 1933, as amended (the “Securities Act”). With respect to the piggyback registration rights, the Company must promptly notify the holder of the warrants of any proposed filing of certain registration statements under the Securities Act before such filing is to be made. The Company must also cause the holder’s securities to be included in the registration statement unless the Company’s underwritten offering becomes too large (as determined by the underwriter) to accommodate the securities of the holder, in which case the accounts of all persons with shares to be included in the offering may be reduced pro rata.

              In connection with the closing of the Credit Facility, the Company paid a broker $50,000 in cash and issued to the broker warrants to acquire 25,000 shares of Company common stock for an exercise price of $4.00 per share as commission. The holder of the warrants was also granted “piggyback” registration rights similar to the “piggyback” registration rights discussed in the prior paragraph. The broker fees will be recorded as deferred financing costs and amortized accordingly. The warrants will be fair valued using a Black-Scholes model and recorded as deferred financing costs and amortized accordingly.

Repayment of Catalyst Term Loan and Purchase of Catalyst Warrants

              In connection with the closing of the Facility and pursuant to a Termination Agreement, the Company repaid The Catalyst Fund, Ltd. (“Catalyst”) approximately $2.5 million, which represented all amounts outstanding under a Loan Agreement with Catalyst. The Company also repaid JTS Enterprises approximately $0.5 million and repaid Neil Leibman approximately $125,000 for outstanding loans. The Termination Agreement also terminated the loan documents executed in connection with the Catalyst loan, including a Security Agreement, Consulting Agreement and Registration Rights Agreement.

              In addition, the Company purchased from Catalyst for approximately $1.6 million, warrants to acquire 458,333 shares of the Company’s common stock that were granted to Catalyst in connection with the Loan Agreement in order to eliminate the put option contained in such warrants in favor of the holder of such warrants. The Company purchased the warrants to eliminate the unfavorable accounting treatment of the warrants required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). See footnote 7.

              Catalyst was granted a “look back” right with respect to the exercise price of the warrants to acquire 458,333 shares of the Company’s common stock as follows. In the event the Company consummates within one year, the disposition, by way of a sale, business combination, merger or other transaction by a corporation or other business entity, of all or part of the Company’s outstanding capital stock or all or substantially all of the Company’s assets (each such transaction being herein called a “Transaction”), and the price per share of the Company’s common stock actually received by the Company’s shareholders or the Company pursuant to the terms of the Transaction is greater than $4.00, then, upon the consummation of the Transaction, the Company is required to pay Catalyst an amount equal to the product of (a) 458,333 and (b) the difference between (i) the price per share of the Company’s common stock actually received by the Company’s shareholders or the Company pursuant to the terms of the Transaction and (ii) $4.00.

              In connection with their participation in the Catalyst loan, warrants to acquire an aggregate of 91,667 shares of the Company’s common stock had been issued to Neil M. Leibman, an officer and director of the Company, Robert C. Orr, a director of the Company, Don Aron, a director of the Company, and Gaylor Investment Trust Partnership, the general partner of which is Stuart Gaylor, a director of the Company, (collectively, the “Company Related Parties”). Pursuant to the Termination Agreement, the Company Related Parties agreed to remove the put option provisions contained in their warrants in order to eliminate the previously discussed unfavorable accounting treatment of the warrants required by SFAS 150. In addition, since the Registration Rights Agreement executed in connection with the Catalyst loan was terminated by the Termination Agreement, the Company Related Parties were granted lesser registration rights with respect to the shares of the Company’s common stock underlying the warrants. Under the Registration Rights Agreement, the Company Related Parties were entitled to both demand and piggyback registration rights, and now under the Termination Agreement, they are only entitled to piggyback registration rights. With respect to such piggyback registration rights, the Company must notify the holders of the warrants of any proposed filing of certain registration statements under the Securities Act at least 20 days before such filing is to be made. The Company must also cause the holder’s securities to be included in the registration statement unless the Company’s underwritten offering becomes too large (as determined by the underwriter) to accommodate the securities of the holder, in which case the accounts of all persons with shares to be included in the offering may be reduced pro rata.

              Since the Consulting Agreement executed in connection with the Catalyst loan was also terminated, Leibman, Orr, Aron and Gaylor received the amounts due to them under the Consulting Agreement, which were one-time cash payments equal to approximately $9,000, $9,000, $18,000, and $9,000 respectively.

Note 11 – Restatement of Prior Periods

              The Company determined that its revenue reported on Form 10-QSB for the three months and six months ended June 30, 2003 and the nine months ended September 2003 (which were based on the “billings” technique for estimating volumes delivered to customers) did not reflect the consideration of all the information available at the time to calculate a reasonable estimate of the Company’s revenue in accordance with GAAP. As such, the Company adjusted the operating results for the periods listed above and included the adjusted information in Note 11 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. For further discussion, see Note 11 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The following represents adjusted data for the three months and six months ended June 30, 2003 as presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003:

Three months ended June 30, 2003	As Reported Previously	As Adjusted

Sales	$23,516	$21,448

Income (loss) from operations	1,583	(31)

Net Income (loss) available to common shareholders	937	(80)

Basic net income (loss) per share	0.12	(0.01)

Diluted net income (loss) per share	$0.11	$(0.01)

Six months ended June 30, 2003	As Reported Previously	As Adjusted

Sales	$36,436	$34,368

Income (loss) from operations	1,197	(417)

Net Income (loss) available to common shareholders	678	(340)

Basic net income (loss) per share	0.09	(0.04)

Diluted net income (loss) per share	$0.09	$(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

              This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimates of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our assumptions regarding the competitive restructuring and deregulation of the electricity market, our competition from utility companies, our dependence on the services of certain key personnel and our ability to manage our growth successfully. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

              You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. Before you invest in our stock, you should be aware that the occurrence of any of the events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

              We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

Results of Operations for the Three Months and Six Months ended June 30, 2004

Revenues

              We have continued our strong pattern of growth, as evidenced by revenue of approximately $62.0 million in the three months ended June 30, 2004 as compared with revenues of approximately $21.4 million for the three months ended June 30, 2003, representing an increase of 190%. As of June 30, 2004, we served approximately 82,000 meters as compared with approximately 45,000 meters as of June 30, 2003, an increase of 82%. Additionally, as of the three months ended June 30, 2004, our customers consumed approximately 747,000 megawatt hours (“mwh”) as compared to approximately 298,000 megawatt hours (“mwh”) consumed for the three months ended June 30, 2003. The volume increase of 151% during the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 was driven by an increase in meters served as well as by an increase in the average size of the customer being served. To further highlight our growth, we reached a record peak customer demand of approximately 600 megawatts during the month of June 2004.

              For the six months ended June 30, 2004, revenues were approximately $112.5 million as compared to revenues of approximately $34.4 million for the six months ended June 30, 2003, an increase of 227%.

              We have continued to grow our customers based in our three customer target groups. The first group, single family residential, has been growing due to recently launched affinity partner programs, including Continental OnePass ®, American AAdvantage ® and Chase ® credit cards. The second group, multi family residential, has continued to grow by establishing our expanding marketing relationships with large property management firms, including Walden Management, Alliance Residential Management and Wells Management. The third group, commercial, has continued its success by recently enrolling Texas-based facilities of several Fortune 500 companies as well as continued expansion of its independent contractor network.

Cost of goods sold

              Cost of goods sold was approximately $55.4 million, or 89% of sales for the three months ended June 30, 2004 as compared to approximately $19.5 million or 91% of sales for the three months ended June 30, 2003. For the six months ended June 30, 2004, cost of goods sold was approximately $99.9 million, or 89% of sales as compared with approximately $31.7 million, or 92% of sales for the six months ended June 30, 2003.

              We were able to manage cost of goods sold more effectively through enhanced procurement capabilities and strategies and have been utilizing more sophisticated forecasting and scheduling software and methodologies to better match our supply purchases with customer demand.

Gross profit

              Gross profit showed significant improvement over 2003, increasing to approximately $6.6 million or 11% of sales for the three months ended June 30, 2004, compared with approximately $1.9 million or 9% of sales for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit was approximately $12.6 million or 11% of sales, compared to approximately $2.7 million or 8% of sales for the six months ended June 30, 2003.

              Our margins increased between the comparison periods despite a higher overall commodity cost environment and increased charges from our transmission and distribution service utilities. We managed these increased costs by increasing our sales prices to new and renewing customers to ensure margin preservation. As term commercial load is added, term electricity purchases are executed to supply that load. Our residential customer pricing generally moves in conjunction with the movement in the price to beat (see Item 1. description of the business in our Annual Report on Form 10-KSB for the year ended December 31, 2003 for details of the “price to beat”) of the Affiliated REPs to compensate for the increase in commodity costs. While we procure electricity with a shorter duration for residential customer load, we maintain more price flexibility for this class of customers.

General and administrative expenses

              General and administrative expenses (including bad debt expense) for the three months ended June 30, 2004 were approximately $4.2 million or 7% of sales, compared with approximately $2.0 million or 9% of sales for the three months ended June 30, 2003. For the six months ended June 30, 2004, general and administrative expenses were approximately $7.6 million or 7% of sales, compared to $3.1 million or 9% of sales for the six months ended June 30, 2003.

              We are benefiting from the fixed cost leverage of our operating platform. Improved economies of scale largely account for the improved ratio of general and administrative expenses for the three months ended June 30, 2004. In the past year we have also automated many processes, including payment processing, and have greatly improved the efficiency of data entry and receivables management. These enhancements have increased productivity, reducing general and administrative costs per account.

              Salary expense overall will continue to increase in 2004 as a result of normal staff additions to accommodate growth, and for new employees in executive and middle management roles, specifically in the finance function as necessary to improve our systems of internal controls as discussed below in Item 4. Controls and Procedures. The positions added during the three months ended June 30, 2004 include Chief Financial Officer, Controller, Manager of Financial Reporting, and Human Resources Manager. However, we anticipate that the overall rate of increase in general and administrative expenses will be lower than the overall growth rate in sales.

Other financing income (expense)

              On July 16, 2003, warrants to acquire 550,000 shares of common stock were granted to The Catalyst Fund Ltd. and certain other individuals in consideration of a term loan. These warrants contained a put feature allowing the holders to exercise the warrants at a $1.00 per share exercise price, and then force us to repurchase them at market value upon the occurrence of certain events. In accordance with SFAS No. 150, the warrants were initially recorded as a discount to debt based on the close price of our common stock on the date of issuance ($1.90) minus the exercise price, multiplied by the number of warrants, or approximately $0.5 million. At each balance sheet date, any change in the close price of the common stock must be used to calculate and record financing expense or income amount to reflect the difference on that date between the market price of our stock and the exercise price of the warrants.

              As of June 30, 2004, the Company’s stock closed at $4.40 per share. The decrease in the market price from $8.50 at December 31, 2003 to $4.90 at March 31, 2004 required the Company to record a decrease in the value of the puttable warrant obligation of approximately $0.3 million and $2.3 million for the three months ended June 30, 2004 and the six months ended June 30, 2004 respectively, as other financing income in accordance with SFAS No. 150.

              On July 8, 2004, the subject warrants were repurchased or amended to delete the put option; therefore, the income (expense) effect arising from their existence and described above will not be applicable to us from that date forward. See footnote 10, Subsequent Events, for further discussion of the repurchase of the warrants.

Liquidity and Capital Resources

              In this section, we discuss the principal sources of capital required for us to operate our business. We also identify known trends, demands, commitments, events or uncertainties which may affect our current and future liquidity or capital resources. Our principal sources of liquidity and capital resources are cash from operations, private equity placements, revolving credit lines, payment terms from suppliers and term loan debt.

              Our use of capital is primarily driven by working capital needed to operate as a Retail Electricity Provider (“REP”). We experience a time delay between purchasing electricity to flow to customers and receiving payments from our customers. This working capital cycle is impacted by seasonality and customer count growth rates. On average, our days sales outstanding is approximately 45-50 days when considering both the billed and unbilled receivables concurrently. Pursuant to our agreement with TXU PM, payments to TXU PM for monthly electricity purchases are made on the last business day of the month following delivery. The payment for electricity of $13.5 million for the month of May 2004 was made on July 2, 2004; as a result, cash, cash equivalents, and accrued electricity costs as of June 30, 2004 are much larger than they would have been had the payment been made on June 30, 2004.

              Seasonality impacts our working capital needs, as the hotter summer months (driven by air conditioning) increase our electricity needs during the second and third quarters, and commensurately reduces those needs in the first and fourth quarters. With respect to customer growth rates, our constant addition of customers drives an increasing need for working capital funding for electricity purchases. Over time, should our growth rate level off, we would anticipate funding working capital from cash reserves on hand. However, given our growth rates, we have continued needs for additional sources of working capital financing to purchase electricity and expand our operations. In addition to working capital, we spend capital for investments in operational infrastructure to serve our customers; however this amount is relatively minor compared to the working capital required for electricity purchases.

              Our largest cost in conducting business is the purchase of electricity. Our agreement with TXU PM provides both a source of electricity supply and vendor financing.   Since our term commercial customer contracts generally have durations of one and two year terms, we endeavor to match term supply purchases to term customers obligations. We purchase electricity from TXU PM and from third parties based on our forecast of customer demand and monthly purchase limits imposed by TXU PM. Additionally, TXU PM reserves the right to review the credit-worthiness of all customers with peak demand of at least one megawatt. We pay a monthly credit fee to TXU PM based on our monthly electricity purchases from TXU PM, as well as small, fixed monthly administrative fees. TXU PM also provides credit guarantees to us to enable us to purchase electricity from third parties, in return for a monthly fee. The agreement has an initial term of five years, expiring in April 2008, and renews thereafter on a year-to-year basis unless either party gives notice of termination.

              Purchasing this electricity exposes the wholesale electricity provider to credit risk that may exist due to any payment risk. Accordingly, TXU PM has three sources of security from us to support this agreement. First, TXU PM has a first lien on all of our assets. Second, our customer receipts are managed through a lockbox arrangement controlled by TXU PM. Under the lockbox arrangement, certain cost of goods sold items and TXU PM’s monthly wholesale electricity invoice are paid during each month with us receiving any remaining funds to be used for operating expenses. TXU PM must approve all disbursements from our lockbox. Third, we are required to post a cash collateralized letter of credit in an amount determined by TXU PM pursuant to the agreement between us and TXU PM.

              As of June 30, 2004, we had deposited approximately $3.6 million with JP Morgan Chase Bank to obtain letters of credit allowing us to purchase power on forward contracts from TXU PM, buy and sell power in the daily balancing markets and pay TDSP invoices for metering charges passed through to customers on thirty-five day terms. As of June 30, 2004, approximately $3.1 million has been utilized under those facilities to purchase letters of credit. It is expected that as a result of the higher levels of power purchases required during the summer of 2004, we will be required to increase the amounts of letters of credit to support those purchases. We believe that we have sufficient liquidity (described below) to support the letters of credit that may be required.

We have several sources of liquidity to provide the increased level of working capital to support our growth in customer load and purchases of power and other services to support that customer growth:

•	Cash from operations: As the Condensed Statement of Cash Flows indicates, we generated approximately $10.6 million in cash during the first six months of 2004.

•	Highbridge/Zwirn Special Opportunities Fund, L.P. Credit Facility: On July 8, 2004, we entered into a $15.0 million revolving credit facility (the “Facility”) with Highbridge/Zwirn Special Opportunities Fund, L.P. The Facility, which matures on July 8, 2007, may be used to provide working capital for our normal routine operations and for providing a cash reserve to collateralize letters of credit that we are required to post. The Facility is secured by a lien on substantially all of our assets, subject to the liens already held on such assets by TXU and/or JP Morgan Chase. No advances were made under the Facility at closing.

•	Equity: During the six months ended June 30, 2004, we raised approximately $0.7 million via private placement of 168,754 shares of our common stock of $4.00 per share and approximately $0.1 million through the exercise of warrants to acquire 100,000 shares of common stock by a director of our company at $1.25 per share. These funds were designated to be used to support our continued operational expansions. On August 2, 2004, our common stock began trading on the Nasdaq SmallCap Market under the stock symbol GEXA. We believe that this milestone will provide additional visibility and access to incremental investors and enhance the liquidity of our common stock.

              We believe that the combination of cash flow from operations and advances from the Highbridge/Zwirn Special Opportunities Fund, L.P. Credit Facility will provide the required liquidity to address our current growth rate in the Texas market in 2004. We continue to assess new deregulated markets in other states; should we decide to enter any additional markets, it is expected that additional capital will need to be raised from the sale of equity, debt securities, or other borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

              For an in-depth discussion of our market risks, see “Risk Factors” in our Form 10-KSB for December 31, 2003.

Commodity Price Risk

              We are exposed to the impact of market fluctuations in the prices of electricity associated with the purchase and sale of electricity to our customers. We enter into short and long term agreements to purchase electricity; these contracts that qualify for the normal purchase and sale exemptions are described in Paragraph 10 of SFAS No. 133 and DIG Issue No. C15. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Financial Statements is required until settlement of the contract. We have applied this scope exception for our contracts involving the purchase and sale of electricity at fixed prices in future periods. Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power.

Credit Risk

              For an in-depth discussion of our credit risk and credit risk management initiative, see “Risk Factors” in our Form 10-KSB for the year ended December 31, 2003.

Equity Price Risk

              On July 8, 2004, 458,333 warrants were repurchased and 91,667 warrants were amended to delete the put option feature; thus we no longer have any equity price risk. See Footnote 10, Subsequent Events for further discussion of the repurchase and amendment of these warrants.

Interest Rate Risk

              We have a leveraged capital structure that could expose us to the risk of fluctuating interest rates. As of June 30, 2004, substantially all of our financial debt obligation is fixed rate debt obligation. Therefore, we are not subject to material interest rate risk.

Item 4. Controls and Procedures.

              As of the end of the period covered by this report, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure; and (ii) that our disclosure controls and procedures are effective.

              During the audit of our 2003 fiscal year end, our auditors issued a material weakness letter noting significant deficiencies with our internal controls. In addition, the Audit Committee of our Board of Directors, with the assistance of independent counsel, began an investigation of the issues raised by our auditors, including our revenue calculation methods, which was completed in the first quarter of 2004. The Audit Committee recommended that we approve an action plan (the “Action Plan”), which has been reviewed and adopted by the Board of Directors. The Action Plan requires us to immediately undertake and complete a number of actions. Below is a list of key actions completed as of June 30, 2004:

•	Instituted new document control procedures, including an updated disaster and recovery plan

•	David Holeman elected as Vice President and Chief Financial Officer on June 2, 2004

•	Hired Controller and Manager of Financial Reporting, each with experience in SEC reporting and accounting, and Human Resources Manager

•	Created interim policies and procedures for the issuance of press releases and the preparation of SEC reports; final procedures are being prepared for Board approval

•	Established an internal Disclosure Review Committee to review and coordinate SEC reports and prepared an interim policy regarding the notification of senior management and the Board of material developments; final policy is being prepared for board approval

              Additionally, a list of key items currently being undertaken in connection with the action plan is presented below:

•	All accounting policies and procedures are being reviewed and updated

•	We have interviewed three providers of Sarbanes-Oxley Act Section 404 related services, and expect that one of those providers will be engaged and begin work during 2004

•	Establishing a training program for all relevant personnel regarding SEC reporting, Sarbanes-Oxley Act compliance, and related issues during the third quarter of 2004

              We are assigning high priority to the implementation of the Action Plan and will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controlled objectives, and management necessarily was required to apply its judgment and evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation described above and the implementation of the Action Plan to date, our CEO and CFO concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

              There has been no change in our internal controls over financial reporting during the period ended June 30, 2004, with the exception of the items noted above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

              In 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of common stock in the Company. The case remains in the preliminary stages due to a delay on the part of the plaintiff in completing the steps to initiate a legal proceeding. The Company intends to contest the suit vigorously. The Company filed a motion to dismiss in the United States District Court, Western District of Texas court. As of June 30, 2004, there have been no significant changes to the status of this lawsuit.

              On July 15, 2004, a class action lawsuit captioned Frederick T. Pappey vs. Gexa Corp., Neil Leibman, Marcie Zlotnik and Sarah Veach, Civil Action No. H-04-2869, was filed in the United States District Court for the Southern District of Texas, Houston District. The complaint alleges that, among other things, the Company’s publicly filed reports and public statements contained false and misleading information, which resulted in damages to the plaintiff and members of the proposed class when they purchased securities of the Company. The complaint also alleges that the conduct of the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages. The Company believes that the lawsuit is without merit and intends to contest the matter vigorously.

              On August 2, 2004, the Company was sued in the matter of Capello Capital Corp. vs. Gexa Corp in the Los Angeles Superior Court-West District. The complaint alleges a breach of contract regarding investment banker fees being claimed by Capello Capital Corp. in connection with the credit facility with Highbridge/Zwirn Special Opportunities Fund, L.P. The Company believes that the lawsuit is without merit and intends to contest the matter vigorously.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

              On May 26, 2004, the Company entered into an employment agreement with David Holeman, Vice President & Chief Financial Officer, providing for an initial annual salary of $140,000 and grant of an option to purchase 50,000 shares of the Company’s common stock on the 91st calendar day after the date of the agreement. The option will be issued pursuant to the Company’s 2004 Incentive Stock Plan, which has been adopted by the Board and is to be submitted to the shareholders of the Company for approval within 12 months of the date of this agreement. The option will have an exercise price equal to the closing price of the common stock on the 91st calendar day after the date of the agreement and will vest one third on each of the first three anniversaries of the agreement. The agreement has a term of two years and provides for automatic one-year renewals thereafter unless either party gives 30 days written notice prior to the anniversary of the agreement. The agreement also provides for severance of 90 days in the first year and 180 days in the second year in the event the agreement is terminated without “cause” as defined in the employment agreement. The agreement also contains confidential information and non-solicitation provisions.

              On April 12, 2004, the Company entered into a sublease agreement with Entergy Enterprises for office space to house its principal executive offices. The lease covers approximately 27,000 square feet of contiguous rental area at 20 Greenway Plaza, Houston, Texas, 77046. The lease provides for a term of approximately seven years terminating on January 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Lease Agreement dated April 12, 2004, between Entergy Enterprises, Inc. and the Company.

10.2	Employment Agreement dated May 26, 2004, between David Holeman and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current report on Form 8-K dated April 14, 2004 announcing that the Company was not able to file Form 10KSB on or before April 14, 2004 for the fiscal year ended December 31, 2003.

Current report on Form 8-K dated April 29, 2004 announcing the completion and results of a review of the Company’s internal controls by the Board of Directors Audit Committee and their independent counsel.

Current report on Form 8-K dated May 18, 2004 announcing financial results for the year and quarter ended December 31, 2003.

Current report on Form 8-K dated May 24, 2004 announcing financial results for the first quarter of 2004.

Current report on Form 8-K dated May 28, 2004 announcing a joint marketing partnership with American Airlines.

Current report on Form 8-K dated June 2, 2004 announcing the appointment of David Holeman as Vice President and Chief Financial Officer of the Company.

Current report on Form 8-K dated June 21, 2004 announcing the change of the Company’s physical address to 20 Greenway Plaza, Suite 600, Houston, Texas, 77046.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gexa Corp.

By: /s/ Neil Leibman
       ————————
Neil Leibman, Chairman and CEO
(Principal Executive Officer)
Dated: August 11, 2004
Houston, TX

By: /s/ David Holeman
       ————————
David Holeman, Chief Financial Officer
(Principal Financial Officer)
Dated: August 11, 2004
Houston, Texas

EXHIBITS ARE ON FOLLOWING PAGES