Form 10-Q
period 2004-09-30
GEXA CORP
filed 2004-11-15
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-16179

Gexa Corp.
(Exact name of registrant as specified in its charter)

Texas	76-0670175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Greenway Plaza, Suite 600, Houston, TX	77046
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:Common Stock, $.01 par value 8,645,070 shares outstanding as of October 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Set forth below are the condensed financial statements for the Company for the three and nine month periods ended September 30, 2004 and 2003.

Gexa Corp.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	December 31, 2003

	(Unaudited)
Assets
Current Assets:

Cash and cash equivalents	$1,529	$10,829
Cash - restricted	11,701	3,613
Accounts receivable, net of allowance for doubtful accounts	42,107	22,327
Deferred tax asset	1,046	458
Other current assets	68	82

Total Current Assets	56,451	37,309

Property and equipment, net	1,097	374
Deferred tax asset	276	292
Other assets	2,710	227

Total Assets	$60,534	$38,202

Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of long-term debt	$—	$608
Accrued electricity costs	18,448	16,555
Accounts payable and other accrued expenses	13,179	6,084
Taxes payable (Federal Income, State Franchise, Sales, and GRT)	7,408	2,923
Customer deposits	5,271	3,376

Total Current Liabilities	44,306	29,546

Long-term debt	6,056	2,382
Puttable warrant obligation	—	4,125
Accrued interest payable - officer	—	20

Total Liabilities	50,362	36,073

Shareholders’ Equity:

Common stock, $0.01 par value; 75,000,000 shares authorized; 8,554,838 shares issued and 8,540,991 shares outstanding at September 30, 2004; 8,261,128 shares issued and 8,247,281 shares outstanding at December 31, 2003	86	83
Additional paid-in capital	9,180	7,348
Treasury stock, at cost; 13,847 shares	(14)	(14)
Retained earnings (accumulated deficit)	920	(5,288)

Total Shareholders’ Equity	10,172	2,129

Total Liabilities and Shareholders’ Equity	$60,534	$38,202

See accompanying notes to condensed financial statements

GEXA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

		As Restated (See Fn 11)		As Restated (See Fn 11)
	(Unaudited)		(Unaudited)

Sales	$86,781	$39,644	$199,319	$74,012
Cost of goods sold	78,694	34,895	178,589	66,596

Gross profit	8,087	4,749	20,730	7,416

General & administrative expenses	5,293	2,703	12,862	5,787

Income from operations	2,794	2,046	7,868	1,629

Interest income	18	9	25	19
interest expense	(347)	(144)	(767)	(215)
Other financing income (expense) (see Note 7)	(415)	(193)	1,840	(193)

Earnings before income taxes	2,050	1,718	8,966	1,240

Income tax expense	993	699	2,758	470

Net income	1,057	1,019	6,208	770

Preferred stock dividend	—	(13)	—	(38)

Net income available to common stockholders	$1,057	$1,006	$6,208	$732

Weighted average shares outstanding
Basic	8,531	7,617	8,453	7,609
Diluted	9,706	7,951	9,663	7,684

Earnings per share
Basic	$0.12	$0.13	$0.73	$0.10
Diluted	0.11	0.13	0.64	0.10

See accompanying notes to condensed financial statements

Gexa Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended

	September 30, 2004	September 30, 2003

		As Restated (See Fn 11)
	(Unaudited)
Cash flows from operating activities:
Net income	$6,208	$770

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	78
Amortization of financing costs	207	28
Accretion of debt discount	(153)	—
Stock issued to officers, directors and consultants for services	100	8 —
Change in puttable warrant obligation	(1,840)	193
Deferred income tax benefit	(572)	(261)

Changes in operating assets and liabilities:

Accounts receivable	(19,780)	(17,278)
Other current assets	28	(181)
Other long-term assets	(1,149)	—
Accrued electricity costs	1,893	9,771
Accounts payable and other accrued expenses	6,320	4,850
Taxes payable	4,485	715
Customer deposits	1,895	1,893
Accrued interest payable	(20)	6

Net cash provided by (used in) operating activities	(2,183)	592

Cash flows from investing activities:
Restricted cash	(8,088)	—
Purchases of equipment	(904)	(188)

Net cash used in investing activities	(8,992)	(188)

Cash flows from financing activities:
Payments on credit facility	(5,030)	3,150
Borrowings on revolving credit line	6,057	(28)
Changes in treasury stock	—	(4)
Proceeds from sale of common stock	848	65

Net cash provided by financing activities	1,875	3,183

Net change in cash	(9,300)	3,587
Cash and cash equivalents at beginning of period	10,829	3,400

Cash and cash equivalents at end of period	$1,529	$6,987

See accompanying notes to condensed financial statements

Supplemental Disclosure of Cash Flow Information

	Nine months ended

	September 30, 2004	September 30, 2003

Cash paid for interest	$272	$101

Cash paid for income taxes	$173	$435

Supplemental Disclosure of Noncash Transactions

          During the three months ended September 30, 2004, the Company issued 3,306 shares of common stock for services provided. The services were provided by Continental Airlines for the One Pass ® partner program where the Company provides mileage to customers in exchange for payment by the Company to Continental of cash and Company common stock. The common stock was issued at a market price of $4.40 on the date of issue.

          During the three months ended September 30, 2004, the Company issued 275,000 warrants to purchase common stock. These warrants have a five year term and were issued in conjunction with obtaining a revolving credit facility with Highbridge/Zwirn Opportunities Fund, L.P. as follows: 150,000 warrants were issued to Highbridge/Zwirn Opportunities Fund, L.P and the remaining 125,000 were issued to a broker who assisted in facilitating the credit facility. The warrants were valued using the Black Scholes valuation method.

GEXA CORP.
Notes to the Condensed Financial Statements
(unaudited)
September 30, 2004

Note 1 - Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

          As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” mean Gexa Corp., a Texas corporation.

Use of estimates

          The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates. The significant estimates for the Company include (a) estimation of volumes delivered to customers, including the effects of resettlements from the Electric Reliability Council of Texas (“ERCOT”), (b) estimation of rates for determination of revenues, (c) bad debt expense, and (d) estimation of the fair value of stock options and warrants issued.

Note 2 - Revenue and Cost Recognition

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

          Sales represent the total proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost. COGS includes electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation by the Public Utility Commission of Texas (“PUCT”).

          The energy portion of the Company’s COGS is comprised of two components: bilateral wholesale costs and balancing/ancillary costs.  These two cost components are incurred and recognized in different manners.

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

Note 3 - Unbilled Revenue and Accounts Receivable

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

          The large number of customers and significant volume of transactions create a challenge to manage receivables as well as to estimate the account balances that ultimately will not be paid by the customers (“bad debt write-offs”).  The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month’s gross revenues. As of September 30, 2004, the Company’s bad debt expense was approximately $5.2 million, or 2.6% of sales.

          The Company follows a consistent process to determine which accounts should be written off and compares the total actual write-offs to the estimated percentage of total revenue accrued and expensed each month.  Past due accounts are regularly reviewed based on aging for possible removal from service, in-house or external collections efforts, or write-off.  For residential customers, with some minor exceptions, the total balance for all accounts with any portion of their balance over 60 days past due is considered to be uncollectible and is written off, net of security deposits held for these accounts.  Delinquent commercial accounts are reviewed individually by in-house collections, and payment arrangements, removal from service and possible write-off of all or a portion of the receivable is determined on a case-by-case basis.

          The Company has initiated a variety of actions targeted to reduce the amount of bad debt incurred by the Company. The principal actions are as follows:

•	Improved policies requiring credit reviews, deposits, and late fees, and
•	Implementing more aggressive collection efforts including customer disconnections

          Accounts Receivable contains billed receivables, unbilled receivables, other receivables,  and the allowance for doubtful accounts as follows:

(In thousands)	September 30, 2004	December 31, 2003

Billed receivables	$24,013	$13,085
Unbilled receivables	20,649	10,313
Other receivables	474	229
Allowance for doubtful accounts	(3,029)	(1,300)

Accounts receivable, net	$42,107	$22,327

Note 4 – Earnings Per Share

          The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share that are presented on the condensed statements of operations.

	Three Months Ended		Nine Months Ended

(In thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Numerator:
Net Income	$1,057	$1,019	$6,208	$770
Preferred Stock dividend	—	(13)	—	(38)

Net Income available to common stockholders	$1,057	$1,006	$6,208	$732

Denominator
Denominator for basic earnings per share Weighted average shares outstanding	8,531	7,617	8,453	7,609
Effect of dilutive securities:
Employee and director stock options	—	—	—	—
Warrants	1,175	334	1,210	75

Denominator for diluted earnings per share Adjusted weighted average shares outstanding	9,706	7,951	9,663	7,684

Basic earnings per share	$0.12	$0.13	$0.73	$0.10

Diluted earnings per share	0.11	0.13	0.64	0.10

Note 5 - Stock-Based Compensation

          The Company accounts for its employees’ stock-based compensation plans under the intrinsic value method.  The pro forma information below is based on a Black-Scholes valuation approach.

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Pro Forma impact of fair value method (FAS 148)

Reported net income available to common shareholders	$1,057	$1,019	$6,208	$770
Less: fair value impact of employee stock based compensation	(118)	(110)	(237)	(331)

Pro forma net income available to common shareholders	$939	$909	$5,971	$439

Earnings per common share

Basic - as reported	$0.12	$0.13	$0.73	$0.10
Diluted - as reported	0.11	0.13	0.64	0.10
Basic - pro forma	0.11	0.12	0.71	0.06
Diluted - pro forma	0.10	0.11	0.62	0.06

Weighted average Black-Scholes value assumptions

Risk free interest rate	3%	5%	3%	5%
Expected life	3 yrs	3 yrs	3 yrs	3 yrs
Expected volatility	36%	124%	36%	124%
Expected dividend yield	0%	0%	0%	0%

          During the nine months ended September 30, 2004, the Board of Directors, subject to shareholder approval, adopted the 2004 Incentive Plan, which provides for the issuance of up to 1.5 million shares of common stock pursuant to incentive awards under the plan. During the three months ended September 30, 2004, 180,000 stock options have been issued under the plan to officers and employees of the Company. As of September 30, 2004, all outstanding options and warrants were dilutive and included in the calculation of diluted earnings per share. In addition, subsequent to September 30, 2004, 600,000 stock options were issued to officers and employees and 100,000 stock options were issued to non-employee directors of the Company. Also subsequent to September 30, 2004, 85,000 shares of restricted common stock were issued to officers and employees of the Company.

          During the third quarter of fiscal 2004, the Company reviewed its estimates and assumptions used to determine the values assigned to the variables in the Black-Scholes model.  In prior quarters, the Company calculated expected volatility using our stock price history in daily increments.  Beginning in the third quarter of fiscal 2004, the Company calculated expected volatility using stock prices in monthly intervals.  The historical volatility was then adjusted to consider the ways in which the Company’s history is reasonably expected to be different from the future, as prescribed by FAS 148 – Accounting for Stock-Based Compensation – Transition and Disclosure.  Factors the Company considered included events that impacted our share price that were not likely to be repeated in the future and were entity-specific.  The Company also weighted more recent trading history more heavily than early trading history in the volatility calculation.  The Company is relatively new and experienced substantial growth during the first two years, thus, the Company felt that recent trading during 2004 more accurately reflected expected future volatility.

Note 6 - Significant Events

          On July 8, 2004, the Company entered into the (“Facility”) with Highbridge/Zwirn Special Opportunities Fund, L.P. The Facility, which matures on July 8, 2007, may be used to provide working capital for the Company’s normal routine operations and for providing a cash reserve to collateralize letters of credit that the Company is required to post.  The Facility is collateralized by a lien on substantially all of the Company’s assets, subject to the liens already held on such assets by TXU and/or JPMorganChase.

          Advances under the Facility bear interest at the rate of 14% per annum and the Company is permitted to prepay advances outstanding under the Facility at any time without penalty upon proper notice to the lenders thereunder. If at any time the Company has unrestricted cash or cash equivalents in excess of $1.2 million, the Company is required to make a prepayment on the advances then outstanding under the Facility in an amount equal to the amount of such cash or cash equivalents being held by the Company on the fifteenth and/or the last day of any month during the term of the Facility in excess of $1.2 million, within one business day of such occurrence. In addition, the Company has agreed to pay to Highbridge/Zwirn Special Opportunities Fund, L.P., for the account of each lender under the Facility, an annual fee in the amount of $150,000 and a commitment fee, which accrues at 2% per annum on the average daily unused amount of the line during the term of the Facility.

          The Facility contains the following covenants that are considered important in operating the Company:

•	The Company may not permit the leverage ratio (as defined in the Facility), as of the last day of each fiscal quarter, to be greater than 1.5;

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

          The Facility also contains other restrictions with respect to: the incurrence of debt and liens; the making of restricted payments, investments, loans and advances; entering into leases or sale and leasebacks; the sale or discount of receivables; the merger of the Company; the sale of its properties; entering into transactions with affiliates or into material agreements; and entering into negative pledge agreements, certain dividend restrictions and certain swap agreements.

          In connection with the closing of the Facility, the Company issued to Highbridge/Zwirn Special Opportunities Fund, L.P. warrants to acquire 150,000 shares of Company common stock for an exercise price of $4.00 per share.  The warrants are currently exercisable, expire on July 9, 2009 and contain anti-dilution protection for the holder of the warrants. Specifically, if the Company issues additional shares of common stock or other securities that are convertible into shares of the Company’s common stock, and the consideration for the shares is less than $4.00 per share, the exercise price for the warrants immediately preceding such issuance will be reduced according to the formula specified in the warrants. The warrants have been valued using the Black-Scholes valuation model and recorded as deferred financing costs and amortized over the life of the agreement.

          The Company also granted the holder of the warrants certain demand and piggyback registration rights pursuant to the terms of the warrants.  After July 8, 2005, the holder of the warrants may, on one occasion, request that the Company register the sale of all or part of the Company’s common stock underlying the warrants under the Securities Act of 1933, as amended (the “Securities Act”).  With respect to the piggyback registration rights, the Company must promptly notify the holder of the warrants of any proposed filing of certain registration statements under the Securities Act relating to underwritten offerings before such filing is to be made.  The Company must also cause the holder’s securities to be included in the registration statement unless the Company’s underwritten offering becomes too large (as determined by the underwriter) to accommodate the securities of the holder, in which case the accounts of all persons with shares to be included in the offering may be reduced pro rata.

          In connection with the closing of the Credit Facility, the Company paid a broker $200,000 in cash and issued to the broker warrants to acquire 125,000 shares of Company common stock for an exercise price of $4.00 per share as commission. The holder of the warrants was also granted “piggyback” registration rights similar to the “piggyback” registration rights discussed in the prior paragraph. The broker fees will be recorded as deferred financing costs and amortized over the life of the Facility. The warrants were valued using the Black-Scholes stock option pricing model and recorded as deferred financing costs and are being amortized over the life of the Facility.

          In connection with the closing of the Facility and pursuant to a Termination Agreement, the Company repaid The Catalyst Fund, Ltd. (“Catalyst”) approximately $2.5 million, which represented all amounts outstanding under a Loan Agreement with Catalyst. The Company also repaid JTS Enterprises approximately $0.5 million and repaid Neil Leibman, the Company’s Chairman, President and CEO approximately $125,000 for outstanding loans. The Termination Agreement also terminated the loan documents executed in connection with the Catalyst loan, including a Security Agreement, Consulting Agreement and Registration Rights Agreement.

          In addition, the Company purchased from Catalyst for approximately $1.6 million, warrants to acquire 458,333 shares of the Company’s common stock that were granted to Catalyst in connection with the Loan Agreement in order to eliminate the put option contained in such warrants in favor of the holder of such warrants. The Company also amended 91,667 warrants to delete the put option feature. See footnote 7 – Put Warrant Obligation.

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

          On September 29, 2004, the Company announced that James Burke resigned as President and COO to pursue other opportunities. During the interim period, Neil Leibman, Chairman and CEO, assumed the role of President. The Company immediately began a search for a new COO. The Company entered into a severance agreement with James Burke on October 1, 2004.

Note 7 - Put Warrant Obligation

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

          SFAS No. 150 requires warrants issued under a term loan agreement with The Catalyst Fund Ltd. and certain other warrants held by affiliates to be classified as a liability. In January of 2005, the holders of the warrants could have exercised their rights to force the Company to repurchase the 550,000 common shares at the current market price on the common stock, less the warrant exercise price of $1.00. The put feature could have been accelerated by a change of control or a capital offering in excess of $10 million; therefore, the Company could have been forced to purchase up to 550,000 shares of its own common stock at the market price (less the $1 warrant exercise price) on the day the put option is exercised.

          On July 8, 2004, 458,333 of these warrants were repurchased and the remaining 91,667 warrants were amended to delete the put option. At July 8, 2004, the Company’s stock closed at $4.75 per share. The increase in the market price from the valuation at June 30, 2004 based on a June 30, 2004 close price of $4.40 per share required the Company to record an increase in the value of the puttable warrant obligation of $193,000 for the three months ended September 30, 2004 as other financing expense in accordance with SFAS No. 150. An additional $222,000 in other finance expense was recorded in the third quarter of 2004 related to the extinguishment of this debt. As a result of the repurchase and amendment of warrants, the income (expense) effect arising from their existence as described above will no longer be applicable to the Company after this quarter.

Note 8 - Related Party Transactions

          During the nine months ended September 30, 2004, the Company repaid Neil Leibman, Chairman, President and CEO, approximately $125,000 for outstanding loans. Additionally, in connection with repaying and terminating the Catalyst loan, a Consulting Agreement executed in connection with the Catalyst loan was also terminated during this period. Neil Leibman, Chairman, President and CEO, and non-employee directors Bobby Orr, Don Aron and Stuart Gaylor received the amounts due to them under the Consulting Agreement, which were one-time cash payments equal to approximately $9,000, $9,000, $18,000, and $9,000 respectively.

Note 9 - Income taxes

          The effective income tax rate reflected in the ‘Income tax expense (benefit)’ item of the Statement of  Operations  for the nine months ended September 30, 2004 is lower than the Company’s expected effective tax rate of approximately 37%.  Included in ‘Income before taxes’ is approximately $1.8 million ‘Other financing income’ related to puttable warrants (see Footnote 7, Puttable Warrant Obligations) for the nine months ended September 30, 2004; the income related to the puttable warrants is not taxable.  Therefore, ‘Income before Income tax expense (benefit)’ is reduced by the amount of the ‘Other financing income’ prior to calculating ‘Income tax expense (benefit)’, thereby lowering the effective tax rate.

Note 10 - Subsequent Events

          On October 1, 2004, the Company entered into a Severance Agreement with James Burke, the Company’s former President and Chief Operating Officer. See exhibit in Item 6 of Part II Other Information.

          On October 28, 2004, 600,000 options were issued to officers and employees and 100,000 options were issued to non-employee directors under the 2004 stock incentive plan.During the nine months ended September 30, 2004, the Board of Directors, subject to shareholder approval, adopted the 2004 Incentive Plan, which provides for the issuance of up to 1.5 million shares of common stock pursuant to incentive awards under the plan.

          On October 28, 2004, the Company entered into an Amended and Restated Employment Agreement with Neil M. Leibman, the Company’s Chairman, President and CEO. See exhibit in Item 6 of Part II Other Information.

          On October 28, 2004, the Company entered into the First Amendment to Employment Agreement with David Holeman, the Company’s Vice President and Chief Financial Officer. In addition, the Company also entered into a Restricted Stock Agreement and a Nonstatutory Stock Option Agreement with Mr. Holeman. See exhibit in Item 6 of Part II Other Information.

          On October 28, 2004, the Company entered into Employment Agreements with Rod Danielson, David Atiqi and Sharon Mattingly, the Company’s Vice President of Supply & Forecasting, Vice President of Sales, and Vice President of Partner Programs, respectively. In addition, the Company also entered into Restricted Stock Agreements and Nonstatutory Stock Option Agreements with Mr. Danielson, Mr. Atiqi and Ms. Mattingly. See exhibit in Item 6 of Part II Other Information.

          Subsequent to September 30, 2004, the Company negotiated  an agreement in principle to settle a lawsuit with Capello Capital Corp. On August 2, 2004, the Company was sued in the matter of Capello Capital Corp. vs. Gexa Corp in the Los Angeles Superior Court-West District. The complaint alleged a breach of contract regarding investment banker fees being claimed by Capello Capital Corp. in connection with the Facility with Highbridge/Zwirn Special Opportunities Fund, L.P. The settlement involves a cash payment of approximately $775,000 over a period of time ending on November 1, 2005, and the issuance of 400,000 warrants with an exercise price of $4.50 to Cappello. As of the date of this report, no formal settlement has been signed. The Company accrued $1.2 million in the third quarter of 2004 in investment banking charges to other assets as deferred financing costs to be amortized over the life of the Facility.

Note 11 – Restatement of Prior Periods

          The Company determined that its revenue reported on Form 10-QSB for the three months and nine months ended September 2003 (which were based on the “billings” technique for estimating volumes delivered to customers) did not reflect the consideration of all the information available at the time to calculate a reasonable estimate of the Company’s revenue in accordance with GAAP. As such, the Company adjusted the operating results for the periods listed above and included the adjusted information in Note 11 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. For further discussion, see Note 11 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

          The following represents adjusted data for the three months and nine months ended September 30, 2003 as presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003:

Three months ended September 30, 2003	As Reported Previously	As Adjusted

Sales	$41,690	$39,644

Income from operations	3,664	2,046

Net Income available to common shareholders	2,027	1,006

Basic net income per share	0.27	0.13

Diluted net income per share	$0.25	$0.13

Nine months ended September 30, 2003	As Reported Previously	As Adjusted

Sales	$78,127	$74,012

Income from operations	4,861	1,629

Net Income available to common shareholders	2,769	732

Basic net income per share	0.36	0.10

Diluted net income per share	$0.36	$0.10

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

Results of Operations for the Three Months and Nine Months ended September 30, 2004

Revenues

          We have continued our strong pattern of growth, as evidenced by revenue of approximately $86.8 million in the three months ended September 30, 2004 as compared with revenues of approximately $39.6 million for the three months ended September 30, 2003, representing an increase of 119%. As of September 30, 2004, we served approximately 92,000 meters as compared with approximately 56,000 meters as of September 30, 2003, an increase of 64%. In addition, for the three months ended September 30, 2004, our customers consumed approximately 1,041,000 megawatt hours (“mwh”) as compared to approximately517,000mwhs consumed for the three months ended September 30, 2003. The volume increase of 101% during the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was driven by an increase in meters served as well as by an increase in the average size of the customer being served. To further highlight our growth, we reached a record peak customer demand of approximately 780 megawatts during the month of August 2004 compared to our prior peak customer demand of 600 megawatts during the month of June 2004.

          For the nine months ended September 30, 2004, revenues were approximately $199.3 million as compared to revenues of approximately $74.0 million for the nine months ended September 30, 2003, an increase of 169%.

          We have continued to experience growth in our three customer target groups. Single family residential has grown due to recently launched affinity partner programs, including Continental OnePass ®, American AAdvantage ®, Chase ® credit cards, and American Express ® credit cards. Multi-family residential has grown through expansion of marketing relationships with large property management firms, including Walden Management, Alliance Residential Management and Wells Management. Commercial sales have expanded due to the enrollment of  several Texas-based facilities of several Fortune 500 companies as well as with continued expansion of our independent contractor network.

Gross profit

          Cost of goods sold was approximately $78.7 million, or 91% of sales for the three months ended September 30, 2004 as compared with approximately $34.9 million or 88% of sales for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of goods sold was approximately $178.6 million, or 90% of sales as compared with approximately $66.6 million, or 90% of sales for the nine months ended September 30, 2003.

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Sales	$86,781	$39,644	$199,319	$74,012
Cost of goods sold	78,694	34,895	178,589	66,596

Gross profit	8,087	4,749	20,730	7,416

Cost of Goods Sold %	91%	88%	90%	90%

Gross Profit %	9%	12%	10%	10%

          Gross profit was approximately $8.1 million or 9% of sales for the three months ended September 30, 2004, compared with approximately $4.7 million or 12% of sales for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit was approximately $20.7 million or 10% of sales, compared to approximately $7.4 million or 10% of sales for the nine months ended September 30, 2003.

          Our gross profit increased over the prior year for the three and nine months ended September 30, 2004 by $3.3 million and $13.3 million, respectively.  While larger sales volumes increased our gross profit over the prior year for the third quarter, our gross profit percentage for the quarter decreased.  The major factors that may impact gross profit percentage include:

•

Customer mix: Due to competitive market forces, pricing for commercial contracts typically yield lower margins per kwh than pricing for residential contracts. Despite typically lower margins for commercial accounts, we believe the administrative costs (as a percentage of sales) for commercial accounts are significantly lower than for single and multi-family customers, and commercial accounts provide attractive profit opportunities. In general, when commercial accounts increase as a percentage of our portfolio, our overall gross profit per kwh will decrease.

•

Cost of electricity supply purchases: The price of natural gas is the primary driver of our electricity supply cost.  We attempt to mitigate our exposure to price volatility by matching, as accurately as possible, power purchases to expected demand.  For term customers, we generally purchase electricity supply to match the length of the customer’s contract.  Single and multi-family customers are on the equivalent of month-to-month contracts, for which we purchase electricity on month-ahead and day-ahead contracts.  In an environment of rapidly rising natural gas prices, we are unlikely to raise our month-to-month customers’ prices as quickly as our cost increases.  This factor was the main driver for the change in our gross profit percentage for the three months ended September 30, 2004 from the comparable period in 2003. During the fourth quarter, we expect to see an increase in margin by taking advantage of the price increases that became effective at the end of the third quarter.

•

Competitive pricing: As a retail electric provider (“REP”) operating in the deregulated retail electricity market in Texas, part of our strategy is to offer electricity rates at a discount to the affiliated REP's “Price-To-Beat” rates. While this strategy has led to significant growth in our customer base, it can cause our margins to decrease during periods of rising supply costs if “Price-To-Beat” rates are not increased.  During the third quarter of 2004, the “Price-To-Beat” rates did not increase with the supply costs for every market we serve, limiting our ability to raise rates in those markets. More recently, certain affiliated Reps have applied for increases in their “Price-To-Beat” rates and we expect other affiliated Reps to follow. We believe this will allow us to increase our rates while continuing to offer the discount we feel is necessary to further increase our customer base. We attempt to price our products at a discount to the “Price-To-Beat,” which can cause our margins to decrease during periods of rising natural gas prices if the “Price-To-Beat” is not increased.  The “Price-To-Beat” rule requires affiliated REPs to charge only one rate in their respective incumbent markets until certain conditions are met.  The affiliated REPs in the markets we serve have recently applied for increases to the “Price-To-Beat”. We believe this will allow us to increase our rates while maintaining the discount we feel is necessary to continue to grow our customer base.  For further information on the “Price-To-Beat” and the deregulated retail electricity market in Texas, refer to our Form 10-KSB for the year ended December 31, 2003.

•

Weather Impact: We purchase supply based on a customers’ forecasted use, historical use throughout the term of their contract and normalized temperatures. We experienced milder summer weather which resulted in instances of us having to sell excess purchased electricity into the balancing market at prices lower then we paid.

General and administrative expenses

          General and administrative expenses (including bad debt expense) for the three months ended September 30, 2004 were approximately $5.3 million or 6% of sales, compared with approximately $2.7 million or 7% of sales for the three months ended September 30, 2003. For the nine months ended September 30, 2004, general and administrative expenses were approximately $12.9 million or 6% of sales, compared to $5.8 million or 8% of sales for the nine months ended September 30, 2003.

          Our largest general and administrative expense account is bad debt expense. Bad debt expense for the three months ended September 30, 2004 was $2.3 million or 43% of general and administrative expenses compared with $1.4 million or 52% of general and administrative expenses for the three months ended September 30, 2003. For the nine months ended September 30, 2004, bad debt expense was $5.2 million or 40% of general and administrative expenses compared with $2.8 million or 48% of general and administrative expenses for the nine months ended September 30, 2003. Bad debt expense has decreased from approximately 3.6% of sales during the three and nine months ending September 2003 compared with approximately 2.6% of sales during the three and nine months ending September 2004. This decrease is attributed to more aggressive collection policies, a lower number of write offs as a percentage of customer receivables, and the ability to directly disconnect delinquent customer accounts that we have in fiscal 2004 that was not available to the Company during fiscal 2003.

          We are continuing to benefit from the fixed cost leverage of our operating platform. Improved economies of scale largely account for the improved ratio of general and administrative expenses for the three and nine months ended September 30, 2004. During the past year we have also automated many processes, including payment processing, and have greatly improved the efficiency of data entry and receivables management. These enhancements have increased productivity, reducing general and administrative costs per account.

          Salary expense overall will continue to increase in 2004 as a result of normal staff additions to accommodate growth and, as necessary, to improve our system of internal controls as discussed in Item 4. Controls and Procedures. The positions added during the three months ended September 30, 2004 include Corporate Controller, Manager of Financial Reporting, Director of Operations, and several information technology resources related to our relocating the Radiant Billing system from Atlanta, Georgia to Houston, Texas. However, we anticipate that the overall rate of increase in general and administrative expenses will be lower than the overall growth rate in sales.

Other financing income (expense)

          On July 16, 2003, warrants to acquire 550,000 shares of common stock were granted to The Catalyst Fund Ltd. and certain other affiliates in consideration of a term loan. These warrants contained a put feature allowing the holders to exercise the warrants at a $1.00 per share exercise price, and then force us to repurchase them at market value upon the occurrence of certain events. In accordance with SFAS No. 150, the warrants were initially recorded as a discount to debt based on the close price of our common stock on the date of issuance ($1.90) minus the exercise price, multiplied by the number of warrants, or approximately $0.5 million. At each balance sheet date, any change in the close price of the common stock must be used to calculate and record financing expense or income amount to reflect the difference on that date between the market price of our stock and the exercise price of the warrants.

          On July 8, 2004, 458,333 of these warrants were repurchased and the remaining 91,667 warrants were amended to delete the put option. At July 8, 2004, our stock closed at $4.75 per share. The increase in the market price from the valuation at June 30, 2004 based on a June 30, 2004 close price of $4.40 per share required us to record an increase in the value of the puttable warrant obligation of $193,000 for the three months ended September 30, 2004 as other financing expense in accordance with SFAS No. 150. An additional $222,000 in other finance expense was recorded in the third quarter of 2004 related to the extinguishment of this debt. As a result of the repurchase and amendment of warrants the income (expense) effect arising from their existence as described above will no longer be applicable to us after this quarter.

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

          Working capital (current assets less current liabilities) increased to $12.1 million at September 30, 2004 from $7.8 million at December 31, 2003. The primary components of the increase are:

•

Increase in current assets of $19.1 million. This is primarily a result of an increase in customer accounts receivable of $19.8 million. This increase is due primarily to customer growth and seasonality. The third quarter contains the highest electricity usage due to significant air conditioner usage resulting in a high accounts receivable balance.

•	Increase in current liabilities of $14.8 million. The primary increases are as follows:

	•	Accrued electricity, accounts payable and other accrued expenses increased by $9.0 million due primarily to customer growth and seasonality.

	•	Customer deposits increased by $1.9 million due to customer growth.

	•	Taxes Payable increased by $4.5 million due to increased profitability resulting in higher federal income taxes payable.

          Our use of capital is primarily driven by working capital needed to operate as a REP. We experience a time delay between purchasing electricity to flow to customers and receiving payments from our customers. This working capital cycle is impacted by seasonality and customer count growth rates.  As of September 30, 2004, our days sales outstanding was approximately 43 days when considering both the billed and unbilled receivables concurrently. Pursuant to our agreement with TXU PM, payments to TXU PM for monthly electricity purchases are made on the last business day of the month following delivery.

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

          As of September 30, 2004, we had deposited approximately $9.7 million with JP Morgan Chase Bank to obtain letters of credit allowing us to purchase power on forward contracts from TXU PM, buy and sell power in the daily balancing markets and pay TDSP invoices for metering charges passed through to customers on thirty-five day terms. Due to the higher levels of power purchases required during the third quarter of 2004, we were required to increase the amount of the letters of credit to support those purchases. We believe that we have sufficient liquidity (described below) to support the letters of credit that may be required.

          We have several sources of liquidity to provide the increased level of working capital to support our growth in customer load and purchases of power and other services to support that customer growth:

•

Cash from Operations: During the six months ended June 30, 2004, we generated approximately $11.6 million in cash from operations. During the three months ended September 30, 2004, we used approximately $13.8 million of cash for operations. The primary use of cash during the three months ended September 30, 2004 was an increase in accounts receivable of $7.4 million and a decrease in accrued electricity of $11.8 million. The increase in accounts receivable is driven primarily by air conditioning usage in the hotter summer months. During these hotter months, electricity is flowed and accrued to revenue using the flow method as described in Footnotes 2 and 3. Accounts receivables are then billed at the conclusion of a month’s electricity usage and due within 16 days of the invoice. The total time from revenue accrual  to receipt of payment was approximately 43 days as of September 30, 2004. As a result of this, much of the revenue and accounts receivable accrued in the third quarter will be collected in the fourth quarter of 2004. This should result in increased cash flow from collections of accounts receivable in the fourth quarter of 2004. The decrease in accrued electricity is a result of the timing of payment of wholesale electricity bills. Wholesale electricity bills for the months of May, June, July and August were paid in the third quarter of 2004.

•

Highbridge/Zwirn Special Opportunities Fund, L.P. Credit Facility: On July 8, 2004, we entered into the Facility with Highbridge/Zwirn Special Opportunities Fund, L.P. The Facility, which matures on July 8, 2007, may be used to provide working capital for our normal routine operations and for providing a cash reserve to collateralize letters of credit that we are required to post.  The Facility is secured by a lien on substantially all of our assets, subject to the liens already held on such assets by TXU and/or JP Morgan Chase. For the three months ending September 30, 2004, we were in compliance with all financial covenants under the credit agreement. See Footnote 6 for a detailed description of the covenants and restrictions under the Facility. As of September 30, 2004, we had approximately $6.0 million drawn from the Facility to increase the TXU Letter of Credit (“LOC”). Due to our contract with TXU and the high electricity bills during the summer months, TXU required us to increase our LOC. Subsequent to September 30, 2004, TXU has decreased our LOC by $1.2 million as we move into the cooler months.

•

Equity:  During the nine months ended September 30, 2004, we raised approximately $0.7 million via private placement of 168,754 shares of our common stock of $4.00 per share and approximately $0.1 million through the exercise of warrants to acquire 100,000 shares of common stock by a director of our Company at $1.25 per share. These funds were designated to be used to support our continued operational expansions. On August 2, 2004, our common stock began trading on the Nasdaq SmallCap Market under the stock symbol GEXA. We believe that this will provide additional visibility and enhance the liquidity of our common stock.

          We believe that cash flow plus the advances from the Facility will provide the required liquidity to address our current growth rate in the Texas market in 2004.  We continue to assess new deregulated markets in other states and subsequent to September 30, 2004, the Company’s Board of Directors approved the filing of its application to become a retail electric provider in the deregulated electricity markets of New York and Massachusetts. The Company intends to expand its business by leveraging its relationship with existing customers in Texas that have operations in these states without incurring significant additional operating costs. The Company anticipates opening these markets in February of 2005 under the name of Gexa Energy.

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

Credit Risk

          For an in-depth discussion of our credit risk and credit risk management initiative, reference “Risk Factors” in our Form 10-KSB for the year ended December 31, 2003.

Equity Price Risk

          On July 8, 2004, 458,333 warrants were repurchased and 91,667 warrants were amended to delete the put option feature; thus we no longer have any equity price risk. See Footnote 7, Put Warrant Obligation, for further discussion of the repurchase and amendment of these warrants.

Interest Rate Risk

          We have a leveraged capital structure that could expose us to the risk of fluctuating interest rates. As of September 30, 2004, all of our financial debt obligation is fixed rate debt obligation.  Therefore, we are not subject to material interest rate risk.

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

          During the audit of our 2003 fiscal year end, our auditors issued a material weakness letter noting significant deficiencies with our internal controls.  In addition, the Audit Committee of our Board of Directors, with the assistance of independent counsel, began an investigation of the issues raised by our auditors, including our revenue calculation methods, which was completed in the first quarter of 2004. The Audit Committee recommended that we approve an action plan (the “Action Plan”), which has been reviewed and adopted by the Board of Directors.  The Action Plan requires us to immediately undertake and complete a number of actions.  Below is a list of key actions completed as of  September 30, 2004:

•	Instituted new document control procedures, including an updated disaster and recovery plan.

•	David Holeman elected as Vice President and Chief Financial Officer on June 2, 2004.

•	Hired Controller and Manager of Financial Reporting, each with experience in SEC reporting and accounting. Hired Human Resources Manager.

•	Created interim policies and procedures for the issuance of press releases and the preparation of SEC reports.

•

Established an internal Disclosure Review Committee to review and coordinate SEC reports and prepared an interim policy regarding the notification of senior management and the Board of material developments.

•	Conducted a training program for all relevant personnel regarding SEC reporting, Sarbanes-Oxley Act compliance, and related issues during the third quarter of 2004.

•	Selected a provider for Sarbanes-Oxley Act Section 404 related services and to assist us in a review and assessment of our accounting policies and procedures.

          We have assigned a high priority to the implementation of the Action Plan and will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controlled objectives, and management necessarily was required to apply its judgment and evaluating the cost benefit relationship of possible controls and procedures.  Based on the evaluation described above and the implementation of the Action Plan to date, our CEO and CFO concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

          There has been no change in our internal controls over financial reporting during the period ended September 30, 2004, with the exception of the items noted above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          In 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of common stock in the Company. The case remains in the preliminary stages due to a delay on the part of the plaintiff in completing the steps to initiate a legal proceeding. The Company intends to contest the suit vigorously.  The Company filed a motion to dismiss in the United States District Court, Western District of Texas court. As of September 30, 2004 the motion is pending and the Company intends to contest this case vigorously.

          On July 15, 2004, a class action lawsuit Frederick T. Pappey, et al vs. Gexa Corp., Neil Leibman, Marcie Zlotnik and Sarah Veach, Civil Action No. H-04-2869, was filed in the United States District Court for the Southern District of Texas, Houston District.  The complaint alleges that, among other things, the Company’s publicly filed reports and public statements contained false and misleading information, which resulted in damages to the plaintiff and members of the proposed class when they purchased securities of the Company. Specifically, the complaint alleges that the Company overstated revenue during the second and third quarters of 2003 by $2.07 million and $2.05 million, respectively, by utilizing an improper accounting method for calculating sales of electric power.  The complaint alleges that the conduct of the Company and the other defendants violated Sections 10(b) and 10b-5 and that the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The complaint  seeks unspecified damages. A motion was recently filed requesting the appointment of lead plaintiffs in this matter.   The Company intends to file an objection to one of the proposed lead plaintiffs because the Company believes that he is not a proper representative of the proposed class. In addition, once an amended complaint is filed, the Company intends to file a motion to dismiss the case for failure to state a claim. The Company believes the lawsuit has no merit and intends to vigorously defend the same.

          On August 2, 2004, the Company was sued in the matter of Capello Capital Corp. vs. Gexa Corp in the Los Angeles Superior Court-West District. The complaint alleges a breach of contract regarding investment banker fees being claimed by Capello Capital Corp. in connection with the credit facility with Highbridge/Zwirn Special Opportunities Fund, L.P. Subsequent to September 30, 2004, the Company negotiated  an agreement in principle to settle this lawsuit with Capello Capital Corp. The settlement involves a cash payment of approximately $775,000 over a period of time ending on November 1, 2005, and the issuance of 400,000 warrants with an exercise price of $4.50 to Cappello. As of the date of this report, no formal settlement has been signed. The company accrued $1.2 million in the third quarter of 2004 in investment banking charges to other assets as deferred financing cost to be amortized over the life of the Facility.

          The Company is involved in various receivable collections matters as a plaintiff. The Company believes that there are no pending matters that will have a significant impact on the Company’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On July 8, 2004, in connection with the closing of the Facility with Highbridge/Zwirn Special Opportunities Fund, L.P., the Company issued to Highbridge/Zwirn Special Opportunities Fund, L.P. five year warrants to acquire 150,000 shares of Company common stock for an exercise price of $4.00 per share. In addition, also in connection with the closing of the Facility, the Company issued to a broker five year warrants to acquire 125,000 shares of Company common stock for an exercise price of $4.00 per share as commission. On September 7, 2004, the Company issued 3306 share of common stock to Continental Airlines for services provided for the One Pass ® partner program. The common stock was issued at a market price of $4.40 on the date of issue. The warrants and shares of common stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they did not involve a public offering.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Severance Agreement dated as of October 1, 2004, between Gexa Corp. and James Burke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.2

Amended and Restated Employment Agreement dated as of October 28, 2004, between Gexa Corp. and Neil M. Leibman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.3

First Amendment to Employment Agreement dated as of October 28, 2004, between Gexa Corp. and David Holeman (incorporated by  reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.4

Employment Agreement dated as of October 28, 2004, between Gexa Corp. and Rod Danielson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.5	Employment Agreement dated as of October 28, 2004, between Gexa Corp. and David Atiqi (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.6

Employment Agreement dated as of October 28, 2004, between Gexa Corp. and Sharon Mattingly (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.7	Gexa Corp. Amended and Restated 2004 Incentive Plan (Effective May 27, 2004) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.8	Form of Restricted Stock Agreement between Gexa Corp. and its employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.9

Form of Nonstatutory Stock Option Agreement under Gexa Corp. 2004 Incentive Plan between Gexa Corp. and its employees (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.10

Form of Nonstatutory Stock Option Agreement under Gexa Corp. 2004 Incentive Plan between Gexa Corp. and its directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

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

Gexa Corp.

By: /s/ Neil Leibman

Neil Leibman, Chairman, President and CEO
(Principal Executive Officer)
Dated: November 15, 2004
Houston, TX

By: /s/ David Holeman

David Holeman, Chief Financial Officer
(Principal Financial Officer)
Dated: November 15, 2004
Houston, Texas

EXHIBITS ARE ON FOLLOWING PAGES