Form 10-K/A
period 2004-12-31
GEXA CORP
filed 2005-04-29
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
                Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                Yes ☐     No ☒

Aggregate market value of the voting stock of Gexa Corp. held by non-affiliates as of June 30, 2004  (based on the closing market price on June 30, 2004) was $9,688,122.

The number of shares outstanding of Gexa Corp. common stock, $0.01 par value, at April 26, 2005 was 10,070,819.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Gexa Corp. for the year ended December 31, 2004, is to timely file required Part III information.  We originally expected to incorporate this Part III information from our definitive proxy statement; however, due to the pending merger transaction with FPL Group, Inc. and its subsidiaries, we have postponed our annual meeting indefinitely.  Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the year ended December 31, 2004, as originally filed on March 31, 2005.

As required by Rule 12b-15 under the Securities Exchange Act of 1943, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

For purposes of this Amendment No. 1 to Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed on March 31, 2005, that was affected by this amendment, has been amended and restated in its entirety.  No attempt has been made in this Amendment No. 1 to Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

TABLE OF CONTENTS

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules.

i

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below is information regarding (i) our current directors, who will serve until the next annual meeting of shareholder or until their successors are elected or appointed and qualified, and who may or may not be nominated for election to our board of directors at such next annual meeting of shareholders, and (ii) our current executive officers.  The board of directors has determined that the following members of the board are independent within the meaning of Rule 4200 of the NASD: Don S. Aron, Stuart C. Gaylor, Dan C. Fogarty, Robert C. Orr, Jr. and Tom D. O’Leary.

Name	Age	Positions	Director Since
Neil M. Leibman	45	Chairman and CEO	March 2001
David K. Holeman	41	Vice President, CFO and Secretary	—
Rod L. Danielson	47	Vice President – Supply and Forecasting	—
David Atiqi	35	Vice President - Sales	—
Don S. Aron	59	Director	March 2001
Stuart C. Gaylor	44	Director	March 2001
Dan C. Fogarty	40	Director	March 2001
Robert C. Orr, Jr.	44	Director	March 2001
Tom D. O’Leary	48	Director	March 2001

Neil M. Leibman, Chairman, CEO and President: Mr. Leibman has served as our Chief Executive Officer and Chairman since March 2001.  Prior to March 2001, for seventeen years, Mr. Leibman was a practicing attorney in the State of Texas and had his own law firm specializing in corporate law and business litigation.  Mr. Leibman currently serves as Vice Chairman of the Board of Trustees of the Fay School and on the Development Council of Texas Children’s Hospital.  Mr. Leibman received a BA from Emory University and a JD/MBA from The State University of New York at Buffalo.

David K. Holeman, Vice President, CFO and Secretary: Mr. Holeman has served as our Vice President, CFO and Secretary since June 2004.  Prior to joining us, Mr. Holeman was employed by Houston Cellular Telephone Company for 7 years, where he served as Director of Finance and Controller for the first 4 years and as CFO for the remaining 3 years.  Prior to his employment with Houston Cellular, from August 1988 to September 1995, Mr. Holeman was employed by H.M.S.S., a company providing alternative-site health care services, in various capacities, including Controller and Assistant Controller.  Prior to his employment with H.M.S.S., Mr. Holeman was employed as a Senior Auditor with Deloitte and Touche from June 1985 to August 1988.  Mr. Holeman is a Certified Public Accountant and has a BBA degree in accounting from Abilene Christian University.

Rod L. Danielson, Vice President – Supply and Forecasting:  Mr. Danielson has served as our Vice President – Supply and Forecasting since January, 2002.  Prior to joining us, Mr. Danielson was employed by Enron Energy Services as a Manager.  Mr. Danielson received a BS in Petroleum Engineering from the University of Texas in Austin and an MBA from the University of Houston.

David Atiqi, Vice President – Sales:  Mr. Atiqi has served as our Vice President – Sales since January, 2002  Prior to joining us, Mr. Atiqi was the President of Page Site Communications, a private telecommunications company.  Mr. Atiqi has a degree in Finance from the University of Houston.

Don Aron, Director:  Although Mr. Aron’s business career has primarily evolved within the real estate industry, his emphasis in recent years has been on investments including mezzanine capital, bridge capital and venture financing.  Mr. Aron has been associated with numerous private and public companies, and currently serves on several corporate boards.  Mr. Aron is also a very active philanthropist, particularly with Juvenile Diabetes Research Foundation where he holds the first Chairman’s role for JDF Friends.  Mr Aron received his Bachelor’s Degree in Business in 1968 from The University of Houston and afterward served six years in the United States Air Force Reserves.

Stuart C. Gaylor, Director:  Mr. Gaylor is currently the President and Chief Financial Officer of Al’s Formal Wear of Houston, Ltd., one of the country’s largest formal wear retail and rental chains.  Al’s Formal Wear is the parent company of Bridesmart, Ascot Tuxedos, Louise Blum, and Ascot Formal Wear.  Mr. Gaylor holds a CPA designation and is our audit committee financial expert.  Mr. Gaylor received his BBA in Accounting from the University of Texas at Austin.

Dan C. Fogarty, Director:  Mr. Fogarty is a principal of Fogarty Klein Monroe, a full service marketing and advertising agency with annual billings of over $250 million, founded in 1993.  Prior to such time, Mr. Fogarty served as an account supervisor for Banner Radio in Houston.  In 1999, he co-founded Worldtalk, L.L.C., a company that provides long distance service to Central America and the Spanish speaking Caribbean.  Mr. Fogarty is also a director of Worldtalk.  Mr. Forgarty received his BA from the University of Texas at Austin, and

Robert C. Orr, Jr., Director:  For the last five years, Mr. Orr has been involved in every aspect of the real estate business as sole proprietor of a real estate investment firm.  Currently, Mr. Orr is focused on developing commercial projects, which he either sells and manages or maintains for his own portfolio of projects.  Mr. Orr graduated from the University of Texas at Austin.

Tom D. O’Leary, Director:  Mr. O’Leary has been president of PDS Group and PDS Management Group, LLC, a real estate project management company focused on independent oversight for construction and development projects throughout the Southwest, since 1991.  Mr. O’Leary also currently sits on the Board of The Fay School and MUD 89 located in Montgomery County.  Mr. O’Leary received a degree in Architecture in 1981 and a Master of Business Administration degree in 1984, both from the University of Houston.

All of our directors and executive officers are United States citizens.

Audit Committee

The Audit Committee is currently composed of Mr. Gaylor, who is Chairman, Mr. Aron and Mr. Orr.  The board of directors has determined that Mr. Gaylor is an audit committee financial expert under the SEC rules, and independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our employees, as well as each member of the board of directors.  The Code of Business Conduct was filed as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on May 18, 2004.  We intend to post any amendments to or waivers from the Code of Business Conduct (to the extent applicable to our chief executive officer or principal financial officer) in the “Investor Relations” section of our website at www.gexaenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities.  Executive officers, directors and greater than ten percent shareholders are required by the SEC’s regulations to furnish us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our executive officers, directors and greater than ten percent shareholders under Section 16(a) were satisfied during the year ended December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table details annual and long-term compensation paid during the periods indicated to the persons described below:

	Annual Compensation				Long-Term Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($) (1)		Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Neil M. Leibman	2004	222,233	—	—	—		—	—	—
Chairman and CEO	2003	192,700	—	—	—		150,000	—	—
	2002	117,000	8,000	—	—		300,000	—	—

James Burke	2004	181,647	—	—	—		—	—	—
Former President(4)	2003	37,500	—	—	50,000		350,000	—	—
	2002	—	—	—	—		—	—	—

David K. Holeman	2004	85,642	—	—	127,500	(3)	200,000	—	—
Vice President, CFO and	2003	—	—	—	—		—	—
Secretary	2002	—	—	—	—		—	—	—

David Atiqi	2004	205,451	—	—	92,000	(2)	240,000	—	—
Vice President of Sales	2003	185,542	—	—	—		—	—	—
	2002	57,584	—	—	—		—	—	—

Rod Danielson	2004	127,486	—	—	106,700	(2)	125,000	—	—
Vice President of Supply	2003	81,250	—	—	—		—	—	—
and Forecasting	2002	57,382	—	—	—		—	—	—

(1) The following are the aggregate restricted awards to the executive officers and their value as of 12/31/04:

Name	Shares of Restricted Stock	Value
James Burke	25,000	$121,750
David K. Holeman	25,000	$121,750
David Atiqi	20,000	$97,400
Rod Danielson	22,000	$107,140

(2) These awards are subject to vesting and 100% of the restricted stock award will vest on 10/28/05

(3) This award is subject ot vesting and 100% of the restricted stock award will vest on 5/26/05

(4) Mr. Burke resigned as our President and Chief Operations Officer effective as of October 19, 2004.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of options to purchase our common stock made during the last year to the persons named in the Summary Compensation Table:

		% of Total Options			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option
	Number of Secrurities	Granted to Employees	Per Share	Expiration	Term
	Underlying Options Granted	during Year(1)	Exercise Price	Date	5%	10%
	(#)				($)	($)

David K. Holeman	50,000	5%	$4.73	8/26/2014	$144,500	$366,500
	150,000	16%	$4.56	10/23/2014	$433,500	$1,099,500

David Atiqi	120,000	13%	$4.56	10/22/2014	$301,200	$742,800
	120,000(2)	13%	$5.51	12/18/2014	$337,200	$831,600

Rod Danielson	125,000	13%	$4.56	10/22/2014	$358,750	$908,750

(1)  Vesting of these options is described in Item 11.  Executive Compensation — Employment Agreements.

(2)  Sales performance based options granted above market price.  Stock price on date of issue was $5.10

Aggregated Option Exercises In Last Fiscal Year and Year-End Option Values

The following table provides information concerning the exercise during the last fiscal year of options to purchase our common stock by the executive officers named in the Summary Compensation Table and the number and value of unexercised options to purchase our common stock held by such individuals at December 31, 2004.  Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the December 31, 2004 closing price of our common stock, $4.87 per share, as reported by the Nasdaq SmallCap Market.  The actual amount, if any, realized upon exercise of stock options will depend upon the market price of our common stock relative to the exercise price per share of our common stock at the time the stock option is exercised.  We cannot assure you that the value of unercised, “in-the-money” stock options reflected in this table, if any, will be realized.

			Number of Unexercised			Value of Unexercised In-the -Money
	Shares Acquired	Value	Options at FY-End			Options at FY-End
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Neil M. Leibman	—	—	400,000	50,000	1,348,000	168,500

James Burke(1)	—	—	233,333	116,667	611,333	305,668

David K. Holeman	—	—	—	200,000	—	54,000

David Atiqi	—	—	—	240,000	—	37,200

Rod Danielson	—	—	41,667	83,333	12,917	25,833

(1) Mr. Burke resigned as our President and Chief Operations Officer effective October 19, 2004.

Employment Agreements

On October 28, 2004, we entered into an Amended and Restated Employment Agreement with Neil M. Leibman, our Chairman of the Board, Chief Executive Officer and President.  The agreement has a term of two years with automatic one-year renewals thereafter unless earlier terminated, and provides for a base salary of $350,000 per year.  In addition, Mr. Leibman will be considered for annual bonuses and raises by the Compensation Committee based on his performance, and is entitled to participate in all life, disability, medical and dental, health and accident and profit sharing or deferred compensation plans and such other plan or plans as may be implemented by us during the term of the agreement.  We have also agreed to obtain, at our expense, key man life insurance on Mr. Leibman in an amount of $3,000,000, and, to the extent the proceeds therefrom are not pledged to a lender, permit Mr. Leibman to transfer such policy to his estate.  If Mr. Leibman is terminated by us for “cause” as defined in the agreement, he will not be entitled to any severance or other termination benefits except for any unpaid salary accrued through the date of his termination.  If Mr. Leibman is terminated without “cause” or for “good reason” as defined in the agreement, he will be entitled to receive in a lump sum an amount equal to two times his highest base salary during the last two years immediately proceeding the date of termination and a pro rata portion of the annual bonus that would have been paid to him for the full year in which such termination occurred.  In addition upon termination without “cause” or for “good reason,” all options, vested and unvested, will become fully exercisable for the lesser of one year after termination or their remaining term.  The agreement also provides that in the event Mr. Leibman is terminated without “cause” or for “good reason” within one year of a “change of control” as defined in the agreement, he will be entitled to receive in a lump sum an amount equal to two times his highest base salary during the last two years immediately proceeding the date of termination.  In addition, he will also be entitled to a gross-up for certain taxes on the lump sum payment and all options, vested and unvested, will become fully exercisable for the lesser of one year after termination or their remaining term.  During the term of the agreement, and for the two years following the termination of the agreement, Mr. Leibman may not engage, directly or indirectly, in any business or enterprise that is in competition with us or induce any of our employees to accept employment with any of our competitors.

On May 26, 2004, we entered into an employment agreement with David K. Holeman, Vice President and Chief Financial Officer, providing for an initial annual salary of $140,000 and nonqualified stock options covering 50,000 shares of Company common stock.  The agreement provides for an initial term of 24 months with automatic one-year renewals thereafter.  Severance payable includes the payment of Mr. Holeman’s salary for 90 days following the date of termination (unless said termination is for “cause” as defined in the agreement), or for 180 days following the date of termination if said termination takes place after the first anniversary of the agreement.  In addition, upon termination of Mr. Holeman’s employment, all outstanding options to purchase Company securities not vested by their own terms will be immediately terminated.  The agreement also contains confidential information and non-solicitation provisions.  On October 28, 2004, we entered into the First Amendment to Employment Agreement with David K. Holeman, our Vice President and Chief Financial Officer.  The amendment increases Mr. Holeman’s annual salary to $175,000, subject to increases by the Compensation Committee based on his performance.  In addition, the agreement provides that in the event that Mr. Holeman is still employed by us on May 26, 2005, we will grant to Mr. Holeman a nonqualified stock option for 100,000 shares of our common stock with a strike price to be determined on May 25, 2005 in accordance with our 2004 Incentive Plan.  The option will have a term of 10 years and will provide for vesting of one-third of the option shares on each of the first three anniversaries of the date of the amendment.

In addition, we also entered into a Restricted Stock Agreement and a Nonstatutory Stock Option Agreement with Mr. Holeman providing for the grant of 25,000 shares of our common stock and the grant of option to purchase 150,000 shares of our common stock at a price of $4.56 per share (fair market value on the date of grant), respectively, under our 2004 Stock Incentive Plan.  All of the shares of our common stock granted pursuant to the Restricted Stock Agreement will vest on May 26, 2005, while the option will vest as to one-third of the shares of our common stock on each of the first, second and third anniversaries of the grant date.  The option has a term of 10 years from the grant date.

On October 28, 2004, we entered into Employment Agreements with Rod Danielson, our Vice President Supply & Forecasting and David Atiqi, our Vice President Sales.  The agreements have a term of two years with automatic one-year renewals thereafter unless earlier terminated, and provides for a base salary of $140,000 and $132,000 per year for Mr. Danielson and Mr. Atiqi, respectively.  In addition, Mr. Danielson and Mr. Atiqi will be considered for annual raises and bonuses by the Compensation Committee based on performance, and are entitled to participate in all life, disability, medical and dental, health and accident and profit sharing or deferred compensation plans and such other plan or plans as may be implemented by us during the term of the agreement.  If Mr. Danielson or Mr. Atiqi is terminated by us for “cause” as defined in the agreement, he will not be entitled to any severance or other termination benefits except for any unpaid salary accrued through the date of his termination.  If Mr. Danielson or Mr. Atiqi is terminated without “cause,” we will continue to pay him for a period ending 90 days after the date of termination, his annual salary in existence at the time immediately preceding the date of termination; provided that if the date of termination occurs after the first anniversary of this agreement, such annual salary will be continued only for 60 days after the date of termination.  In addition upon termination without “cause,” all of Mr. Danielson or Mr. Atiqi’s options, vested and unvested, will become fully exercisable for their remaining term.  During the term of the agreement, and for 180 calendar days following the termination of the agreement, Mr. Danielson or Mr. Atiqi may not engage, directly or indirectly, in any business or enterprise which is in competition with us or induce any of our employees to accept employment with any of our competitors.

In addition, we also entered into Restricted Stock Agreement and a Nonstatutory Stock Option Agreements with Mr. Danielson and Mr. Atiqi providing for the grant to each of 20,000 shares of our common stock and the grant of options to purchase 125,000 and 120,000 shares, respectively, of our common stock at a price of $4.56 per share (fair market value on the date of grant), respectively, under our 2004 Stock Incentive Plan.  All of the shares of our common stock granted pursuant to the Restricted Stock Agreements will vest on the first anniversary of the grant date.  Mr. Danielson’s options vested as to one-third of the shares on the date of grant with an additional one-third of the shares to vest on each of the first and second anniversaries of the grant date.  Mr. Atiqi’s options will vest as to one-third of the shares on each of the first, second and third anniversaries of the grant date.  The options have a term of 10 years from the grant date.

On December 8, 2004, we entered into the First Amendment to Employment Agreement with David Atiqi providing for the grant of an additional option to purchase 120,000 shares of our common stock at a price of $5.51 per share, under our 2004 Stock Incentive Plan.  The options will vest in increments of 1/3 based upon specific bonus targets with vesting dates not to occur until May 1, 2007, May 1, 2008 and May 1, 2009.  The option has a term of 10 years from the grant date.

On October 1, 2004, we entered into a Severance Agreement with James Burke, our former President and Chief Operating Officer.  The agreement provides for (i) the continued payment of Mr. Burke’s base salary at a monthly rate of $16,666.67 through December 31, 2004, (ii) the vesting of 25,000 restricted shares of our common stock previously issued on October 18, 2003, (iii) the modification of the vesting schedule for 116,666 shares of our common stock underlying an option (the “Option”) grant for 350,000 shares of our common stock.  The Option was vested as to 116,667 shares of our common stock, and was to vest as to 116,667 and 116,666 shares of our common stock on October 18, 2004 and October 18, 2005, respectively.  The Option’s vesting schedule was amended so that the 116,666 shares of our common stock would only vest upon a “change of control” as defined in the agreement; provided, if enter into an agreement or letter of intent with respect to a change of control on or before December 31, 2005, the vesting date will be extended to January 1, 2005.  If the change of control does not occur on or before December 31, 2005, the 116,666 shares of our common stock will not vest.  Any vested shares of our common stock underlying the Option may be exercised, in whole or in part, on or before April 1, 2007; all of the unexercised shares of our common stock underlying the Option then outstanding, vested and unvested, will terminate and expire and be of no further force and effect after April 2, 2007.  We agreed to keep the registration statement on which the shares of our common stock underlying the Option are registered effective, and Mr. Burke agreed not to exercise the Option or sell any of the shares of our common stock underlying the Option in the Nasdaq market until April 1, 2005, provided that Mr. Burke can exercise the Option and sell shares of our common stock underlying the Option in connection with and pursuant to any change of control occurring before April 1, 2005.  The agreement also provided for a release of claims by us and Mr. Burke against each other.

Director Compensation

Our directors did not receive monetary compensation or expense reimbursement for their services in the year ended December 31, 2003.

As of June 30, 2003, each outside director had received 5-year stock options for 80,000 shares of common stock with an exercise price of $2.00 per share of which 65,000 shares were vested as of June 30, 2004 and the remaining 15,000 shares will vest on June 30, 2005.  Further, on October 28, 2004, each outside director received ten-year stock options for an additional 20,000 shares of common stock with an exercise price of $4.56 per share, 6,667 shares of which will vest on October 28, 2005, 6,667 shares of which will vest on October 28, 2006 and the remaining 6,666 shares of which will vest on October 28, 2007.

On January 27, 2005, our board of directors completed its evaluation of the compensation paid by us to our non-employee directors.  Based on its evaluation, the board decided to revise the compensation paid by us to our non-employee directors in order to attract and retain qualified non-employee directors to serve on the Board as follows.

Each non-employee director will receive an attendance fee of $1,000 for each regularly scheduled Board meeting attended (up to a maximum of $4,000 per year), an attendance fee of $500 for each special Board meeting attended and an attendance fee of $500 for each committee meeting attended (up to a maximum of $2,000 per year).  The chairman of the Audit Committee will receive a retainer fee of $8,000 per annum, while the chairman of the Compensation Committee will receive a retainer fee of $6,000 per annum.  Non-employee directors may elect to receive part or all of the attendance and retainer fees in Company common stock valued at the fair market value (as defined in the Plan) of our common stock on the same date that the cash compensation would otherwise have been paid by us.

The Board also adopted an amendment to our 2004 Amended and Restated Incentive Plan (the “Plan”), which is to be submitted to our shareholders for their approval at our 2005 Annual Meeting of Shareholders, increasing from 10,000 to 20,000 the number of shares of our common stock that are automatically granted to each non-employee director pursuant to a non-statutory option on the first business day after each annual meeting of our shareholders.  Each non-employee director, upon his or her initial election to the Board, will continue to be granted options to purchase 20,000 shares of our common stock.  Options granted pursuant to the forgoing arrangements will have an exercise price equal to fair market value (as defined in the Plan) of our common stock on the date of grant, will vest as to one-third of the shares on each anniversary of the grant date, and will have a term of 10 years.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Mr. O'Leary and Mr. Orr.  No member of the committee has served as one of our officers or employees at any time.  There are no compensation committee interlocks involving our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2005 by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common shares; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group.  This table is based upon information supplied by directors, officers and certain principal shareholders, as well as information included in SEC filings made by principal shareholders and other third party sources.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares of common stock shown.  Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares.

Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership
Executive Officers:
Neil M. Leibman	3,812,432	(2)	36.3%
David K. Holeman	0	(3)	N/A
Rod Danielson	60,334	(4)	*
David Atiqi	23,000	(5)	*

Outside Directors
Don Aron	283,334	(6)	2.8%
Dan C. Fogarty	65,000	(7)	*
Stuart C. Gaylor	119,667	(8)	1.2%
Tom D. O’Leary	65,000	(9)	*
Robert C. Orr, Jr.	83,333	(10)	*

All executive officers and directors	4,512,100	(2)-(10)	41.4%

5% and Greater Shareholders:
Corsair Capital Partners, L.P. and its affiliates 359 Madison Ave., 9th Floor New York, NY 10017	1,176,008	(11)	11.7%

Perry Corp. and its affiliates 599 Lexington Avenue New York, NY 10022	950,000	(12)	9.4%

*              Less than 1%

(1)           Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when the determining the amount and percent owned by such person or group.  As of April 26, 2005, there were 10,070,819 shares of Common Stock outstanding.

(2)           Includes 400,000 shares that may be acquired upon exercise of currently exercisable options, 18,333 shares which may be acquired upon exercise of a currently exercisable warrant (which shares are included in this prospectus) and 40,000 shares owned by Mr. Leibman’s minor children for which he disclaims beneficial ownership; does not include 50,000 shares subject to unvested options held by Mr. Leibman.

(3)           Does not include 200,000 shares subject to unvested options 100,000 shares related to stock options that, by agreement, will be granted on May 26, 2005, and 25,000 shares subject to an unvested restricted stock grant held by Mr. Holeman.

(4)           Includes 41,667 shares that may be acquired upon exercise of currently exercisable options; does not include 83,333 shares subject to unvested options and 20,000 shares subject to an unvested restricted stock grant held by Mr. Danielson.

(5)           Does not include 240,000 shares subject to unvested options and 20,000 shares subject to an unvested restricted stock grant held by Mr. Atiqi

(6)           Includes 18,334 shares that may be acquired, upon exercise of certain common stock warrants (which shares are included in this prospectus), 65,000 shares that may be acquired upon exercise of currently exercisable options; does not include 35,000 shares subject to unvested options held by Mr. Aron.

(7)           Includes 65,000 shares that may be acquired upon exercise of currently exercisable options; does not include 35,000 shares subject to unvested options held by Mr. Fogarty.

(8)           Includes 18,333 shares that may be acquired upon exercise of a common stock warrant (which shares are included in this prospectus) and 65,000 shares that may be acquired upon exercise of currently exercisable options; does not include 35,000 shares subject to unvested options held by Mr. Gaylor.

(9)           Includes 65,000 shares that may be acquired upon exercise of currently exercisable options; does not include 35,000 shares subject to unvested options held by Mr. O’Leary.

(10)         Includes 18,333 shares that may be acquired upon exercise of a common stock warrant (which shares are included in this prospectus) and 65,000 shares that may be acquired upon exercise of currently exercisable options; does not include 35,000 shares subject to unvested options held by Mr. Orr.

(11)         Information regarding shares beneficially owned by Corsair Capital Partners, L.P. (“Corsair Capital”) and its affiliates was taken from information provided by Corsair Capital and from their Schedule 13G/A filed with the Securities and Exchange Commission on March 10, 2004.  These shares are held among Corsair Capital, Corsair Long Short International, Ltd. (“Corsair International”), Corsair Select, L.P. (“Corsair Select”), Corsair Capital Partners 100, L.P. (“Corsair 100”), Corsair Capital Investors,  Ltd. (“Corsair Investors”), Corsair Capital Management, L.L.C. (“Corsair Management”), Jay R. Petschek (“Mr. Petschek”) and Steven Major (“Mr. Major”). Corsair Management is the investment manager of Corsair Capital, Corsair International, Corsair Select, Corsair 100 and Corsair Investors.  Messrs. Petschek and Major are the controlling persons of Corsair Management.

(12)         Information regarding shares beneficially owned by Perry Corp. (“Perry”) and its affiliates was taken from information provided by Corsair Capital and from their Schedule 13G filed with the Securities and Exchange Commission on April 7, 2005.  These shares are held among

Perry Partners L.P., Perry Partners International, Inc. and Auda Classic PLC.  Perry acts as the discretionary investment advisor of these private investment funds.

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of secutities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securties reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders
Individual Compensation Plans	1,150,000	$1.77	—
2002 Non Employee Director Plan	400,000	$2.00	—
2004 Incentive Plan	1,015,000	$4.31	485,000

Total	2,565,000	$2.81	485,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 23, 2004, we completed a private placement (the “Private Placement”) with Perry Capital, Zimmer Lucas Partners, LLC, Corsair Capital Management and other accredited investors (the “Investors”) of 175,000 equity units (the “Units”) at $43.00 per Unit for aggregate gross proceeds of $7,525,000.  Each “Unit” sold in the Private Placement consisted of 10 shares of our common stock and three 5-year warrants (the “Warrants”) to purchase 1 share of our common stock.  In total, we sold 1,000,000 shares of common stock and 525,000 Warrants, and Neil M. Leibman, our Chairman and CEO, sold 750,000 shares of common stock.

In July 2004, we repaid a loan pursuant to the Loan Agreement with The Catalyst Fund, Ltd. (“Catalyst”), originally entered on July 16, 2003, in which Mr. Leibman and outside directors Bobby Orr, Don Aron and Stuart Gaylor had participated.  These officers and directors had provided $500,000 of the loan received by us.  Further, in connection with the repayment, a Consulting Agreement executed with the Catalyst loan was also terminated.  Messrs. Leibman, Orr, Aron and Gaylor received the amounts due to them under the Consulting Agreement, which were one-time cash payments equal to approximately $9,000, $9,000, $18,000, and $9,000 respectively.  The officers and directors also received in the original Catalyst loan warrants to purchase up to 91,667 shares of common stock (the shares issuable upon exercise of these warrants are included in this prospectus).

On May 31, 2001, Mr. Leibman loaned us $100,000 for five years evidenced by an unsecured promissory note with an interest rate of 6% per annum.  In connection with the repayment of the Catalyst loan, we Mr. Leibman in full (approximately $125,000) for the debt owed under this loan.

On October 15, 2003, Marcie C. Zlotnik resigned her operational positions with us, and also from our board of directors.  On October 15, 2003, all stock options held by Ms. Zlotnik were amended and reinstated.  Options to purchase 300,000 shares with an exercise price of $1.50 were reinstated with a new expiration date of December 31, 2005.  Additionally, 50,000 options with an exercise price of $2.00 were issued with an exercise price of $1.00 and an expiration date of December 31, 2005.  Additionally, we accrued $50,250 in severance expense (3 months regular salary) to be paid to Ms. Zlotnik from December 31, 2003 to March 15, 2004.

On March 24, 2003, one of our board members, Don Aron, agreed to purchase our receivables for $700,000.  In consideration of the purchase, Mr. Aron received a factoring fee of $42,000 in 2003.  This obligation was fully settled in 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accounting Fees

In 2003 and 2004, Hein & Associates L.L.P. provided services in the following categories and amounts:

	2003	2004

Audit fees	$200,000	$243,000
Audit-related fees	17,000	16,000
Tax fees	1,000	27,000
All other fees	4,000	—
Total	$222,000	$286,000

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The audit committee may delegate pre-approval authority with respect to non-audit services to any member of the committee.

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

Exhibit 10.2 to Form 8-K, filed on July 19, 2004

10.5	Lease Agreement dated April 12, 2004, between Entergy Enterprises, Inc. and the Company	Exhibit 10.7 to Form 10-KSB, filed on May 18, 2004

10.6	Sublease by and between Entergy Enterprises, Inc. and Gexa Corp.	Exhibit 10.1 to Form 10-Q, filed on August 11, 2004

**10.7	Energy Marketing Support Agreement dated April 8, 2003 between the Company and TXU Portfolio Management LP, as amended	Exhibit 10.8 to Form 10-KSB, filed on May 18, 2004

10.8	Amended and Restated Employment Agreement dated effective as of October 28, 2004, between Neil M. Leibman and the Company	Exhibit 10.2 to Form 8-K, filed on November 3, 2004

10.9	Employment Agreement by and between David K. Holeman and the Company, dated effective as of May 26, 2004	Exhibit 10.2 to Form 10-Q, filed on August 11, 2004

10.10	First Amendment to Employment Agreement by and between David K. Holeman and the Company, dated effective as of October 28, 2004	Exhibit 10.3 to Form 8-K, filed on November 3, 2004

10.11	Employment Agreement by and between Rod Danielson and the Company, dated effective as of October 28, 2004	Exhibit 10.4 to Form 8-K, filed on November 3, 2004

10.12	Employment Agreement by and between David Atiqi and the Company, dated effective as of October 28, 2004	Exhibit 10.5 to Form 8-K, filed on November 3, 2004

10.13	Termination Agreement by and between James Burke and the Company, dated October 1, 2004	Exhibit 10.1 to Form 8-K, filed on November 3, 2004

10.14	Amended and Restated 2004 Incentive Plan, dated effective as of May 27, 2004	Exhibit 10.7 to Form 8-K, filed on November 3, 2004

10.15	Gexa Corp. 2002 Non Employee Director Stock Option Plan	Exhibit 4.1 to Form S-8, Registration No. 333 116722, filed on June 22, 2004

10.16	Form of Securities Purchase Agreement dated as of November 23, 2004 by and among Gexa Corp., the Selling Shareholder and the Investor in connection with the Private Placement	Exhibit 10.1 to Form 8-K, filed on November 24, 2004

10.17	Warrant Agreement by and between Gexa Corp. and Cappello Capital Corp., dated as of November 1, 2004	Exhibit 4.1 to Form 8-K, filed on December 6, 2004

10.18	Promissory Note between Gexa Corp. and Cappello Capital Corp. dated November 29, 2004	Exhibit 10.1 to Form 8-K, filed on December 6, 2004

10.19	Form of Indemnification Agreement between the Company and each of its directors and certain officers	Exhibit 10.1 to Form 8-K, filed on January 31, 2005

10.20	Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005, between Gexa Corp. and Neil M. Leibman	Exhibit 10.1 to Form 8-K, filed on March 28, 2005

14.1	Gexa Corp. Code of Business Conduct	Exhibit 14.1 to Form 10-KSB, filed on May 18, 2004

21.1	Subsidiaries of Registrant	Exhibit 21.2 to Form 10-K, filed on March 31, 2005

23.1	Consent of Hein & Associates LLP	Exhibit 23.1 to Form 10-K, filed on March 31, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2005.

GEXA CORP.

By:	/s/ Neil M. Leibman
Neil M. Leibman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Neil M. Leibman	Chairman and Chief Executive Officer	April 29, 2005
Neil M. Leibman	(principal executive officer)

/s/ David K. Holeman	Chief Financial Officer	April 29, 2005
David K. Holeman	(principal accounting officer)

/s/ Stuart C. Gaylor	Director	April 29, 2005
Stuart C. Gaylor

/s/ Don S. Aron	Director	April 29, 2005
Don S. Aron

Director
Dan C. Fogarty

Director
Robert C. Orr, Jr.

/s/ Tom D. O’Leary	Director	April 29, 2005
Tom D. O’Leary