Form 10-Q
period 2005-03-31
GEXA CORP
filed 2005-05-16
CIK 821113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

         Yes |_|  No |X|

The number of shares outstanding of Gexa Corp. common stock, $0.01 par value, at May 12, 2005 was 10,070,819.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	4

Condensed Statements of Income for the three months ended March 31, 2005
(Unaudited) and for the three months ended March 31, 2004 (Unaudited)	5

Condensed Statements of Cash Flows for the three months ended March 31, 2005	6
(Unaudited) and for the three months ended March 31, 2004 (Unaudited)

Notes to Financial Statements (Unaudited)	8

Gexa Corp.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31, 2004

Assets	(Unaudited)
Current Assets:

Cash and cash equivalents	$10,709	$8,862
Cash - restricted	7,161	6,685
Accounts receivable, net of allowance for doubtful accounts	34,503	35,486
Deferred tax asset	1,265	841
Other current assets	436	319

Total Current Assets	54,074	52,193

Property and equipment, net	1,415	1,195
Deferred tax asset	—	45
Other assets	2,576	2,822

Total Assets	$58,065	$56,255

Liabilities and Shareholders’ Equity
Current Liabilities:

Accrued electricity costs	$16,990	$15,463
Accrued transmission and distribution costs	9,083	8,879
Accounts payable and other accrued expenses	2,829	2,524
Sales tax payable	2,731	2,877
Income tax payable	862	3,983
Customer deposits	6,657	6,119

Total Current Liabilities	39,152	39,845

Deferred tax liability	195	—

Total Liabilities	$39,347	$39,845

Shareholders’ Equity:

Common stock, $0.01 par value; 75,000,000 shares authorized;
10,077,007 shares issued and 10,063,160 shares outstanding at
March 31, 2005; 9,757,222 shares issued and 9,743,375 shares
outstanding at December 31, 2004	101	98
Additional paid-in capital	14,604	13,727
Unearned stock based compensation	(182)	(295)
Treasury stock, at cost; 13,847 shares	(15)	(15)
Retained earnings	4,210	2,895

Total Shareholders’ Equity	18,718	16,410

Total Liabilities and Shareholders’ Equity	$58,065	$56,255

See accompanying notes to condensed financial statements

GEXA CORP.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended

	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)

Sales	$78,261	$50,513
Cost of goods sold	68,330	43,147

Gross profit	9,931	7,366

Selling general & administrative expenses	7,491	4,702

Income from operations	2,440	2,664

Interest income	14	5
interest expense	(382)	(231)
Other financing income	—	1,980

Earnings before income taxes	2,072	4,418

Income tax expense	757	926

Net income	$1,315	$3,492

Weighted average shares outstanding
Basic	9,806	8,361
Diluted	11,215	9,668

Earnings per share
Basic	$0.13	$0.42
Diluted	0.12	0.36

See accompanying notes to condensed financial statements

Gexa Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 31, 2005	March 31, 2004

	(Unaudited)
Cash flows from operating activities:
Net income	$1,315	$3,492

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	142	59
Amortization of financing costs	191	7
Accretion of debt discount	—	33
Stock issued to officers, directors
and consultants for services	260	95
Change in puttable warrant obligation	—	(1,980)
Deferred income tax benefit	(433)	(269)

Changes in operating assets and liabilities:

Accounts receivable	1,070	(3,193)
Other current assets	(117)	(101)
Other long-term assets	18	(76)
Accrued electricity costs	1,527	(6,511)
Accrued TDSP costs	204	3,068
Accounts payable and other accrued expenses	305	268
Sales tax payable	(146)	18
Income tax payable	(2,564)	1,195
Customer deposits	538	853
Accrued interest payable	—	2

Net cash provided by (used in) operating activities	2,310	(3,040)

Cash flows from investing activities:
Purchases of equipment	(412)	(74)
Restricted cash	(476)	(499)

Net cash used in investing activities	(888)	(573)

Cash flows from financing activities:
Proceeds from exercise of options	425	671

Net cash provided by financing activities	425	671

Net change in cash	1,847	(2,942)
Cash and cash equivalents at beginning of period	8,862	10,829

Cash and cash equivalents at end of period	$10,709	$7,887

Cash paid for interest	$58	$114

Cash paid for income taxes	$3,750	$—

See accompanying notes to condensed financial statements

Supplemental Disclosure of Noncash Transactions

         During the three months ended March 31, 2005, the Company issued 19,785 shares of common stock for services provided. The services were provided by Continental Airlines for the One Pass® partner program where the Company provides mileage to customers in exchange for payment by the Company to Continental of cash and Company common stock. The common stock was issued in separate issues as follows: 4,250 shares issued at a market price of $5.01 and 15,535 shares issued at a market price of $6.40.

         During the three months ended March 31, 2005, the Company cancelled 15,000 stock options and then reissued these options at the market price on the date of issue. These options were employee options issued in lieu of compensation. These options were reissued on March 17, 2005, at a market price of $6.30 and had an exercise price of $4.56. The Company expensed the difference between the exercise price and the market price of $1.74 per share for a total cost of $26,100.

Gexa Corp.
Notes to Condensed Financial Statements

1. Organization

         Gexa Corp. (“the Company”) was incorporated in Texas on February 13, 2001. On August 2, 2001, the Company received its license from the Public Utility Commission of Texas (“PUCT”) to serve as a retail provider of electricity to residential and commercial customers in deregulated markets within the state of Texas. On January 1, 2002, the Company began to provide retail electric services in the State of Texas.

2. Basis of Presentation and Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial results. These adjustments are of a normal recurring nature or are otherwise disclosed in the footnotes to the condensed financial statements.

Use of estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates for the Company include:

•	volumes delivered to customers, including the effects of resettlements from the Energy Reliability Council of Texas (“ERCOT”);

•	rates for determination of revenues;

•	bad debt expense; and

•	fair value of stock options and warrants issued.

Reclassifications

         The Company reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation. During fiscal 2004, the Company reclassified certain costs associated with sales commissions, marketing programs and transaction processing fees from cost of goods sold to selling, general and administrative expenses in the Company’s statements of income. The reclassified amounts decreased cost of goods sold and increased selling, general and administrative expenses but had no impact on net income.

Normal Purchases and Sales Accounting

         The Company uses a combination of long term contracts, short term contracts, month-ahead purchases, and day-ahead purchases to match up with forecasted demand of commercial customers on long term sales contracts, commercial customer on month-to-month contracts, and residential customers (which are all on month-to-month contracts). The Company applied the normal purchase and sales accounting treatment to its forward purchase supply contracts and its customer sales contracts. Accordingly, the Company records revenue generated from its sales contracts as energy is delivered to its retail customers, and direct energy costs are recorded when the energy under its long-term forward physical delivery contracts is delivered.

Revenue and Cost Recognition

         The Company records electricity sales under the accrual method, and these revenues are recognized upon delivery of electricity to the customer’s meter. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by the Company’s average billing rate per kilowatt hour (“kwh”) in effect at the time.

         The Company uses a revenue estimation method referred to as the “flow” technique. The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a ‘resettlement’ is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

         Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such resettlements are booked in the month in which the cost of goods sold (“COGS”) effect of those resettlements is realized. This allows for a proper matching of revenues with COGS.

         Sales represents the total proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost. COGS includes electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation by the Public Utility Commission of Texas (“PUCT”).

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

         The large number of customers and significant volume of transactions create a challenge to manage receivables as well as to estimate the account balances that ultimately will not be paid by the customers (“bad debt write-offs”). The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month’s gross revenues. For the three months ended March 31, 2005, and the three months ended March 31, 2004, the Company’s bad debt expense was approximately $1.8 million, or 2.3% of sales and $1.3 million, or 2.6% of sales, respectively.

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

         The Company has initiated a variety of actions targeted to reduce the amount of bad debt incurred by the Company. The principal actions are as follows:

•	improved policies requiring credit reviews, deposits, and late fees; and

•	implemented more aggressive collection efforts including customer disconnections.

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

Equipment

         Equipment is stated at cost. Maintenance and repairs are expensed when incurred. The Company’s fixed assets are classified as furniture, computer hardware, computer software, telephones, and leasehold improvements. The Company considers leasehold improvements to be improvements that can not be removed without substantially damaging or requiring substantial repair to the leased asset. The Company depreciates these items over the term of the lease or the service life of the improvement, whichever is shorter. Depreciation expense, including amortization expense on capitalized software for the three months ended March 31, 2005 and the three months ended March 31, 2004, was $142,000, and $59,000, respectively.

Income Taxes

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. No allowances have been established through the three months ended March 31, 2005.

Deferred Financing Costs

         The Company defers costs incurred in connection with financing and amortizes the costs over the life of the related debt in accordance with the effective interest method. During the three months ended March 31, 2005, the Company expensed $191,000 in fees and other costs related to its financing obligation as compared with $32,000 during the three months ended March 31, 2004. The Company had $1.7 million in deferred financing costs classified as “Other long-term assets” on March 31, 2005, compared with approximately $116,000 on March 31, 2004.

Net Income (loss) per share

         The Company presents “basic” net income per share and “diluted” net income per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during each period. The calculation of diluted net income available to common shareholders per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the potential common share equivalents were exercised. See Note 4 Earnings Per Share for more details.

Comprehensive income

         Comprehensive income represents any non-owner changes in equity besides income and dividends. The Company’s comprehensive income for the three months ended March 31, 2005, and the three months ended March 31, 2004, was equal to net income as reported herein.

Recent Accounting Standards

         In October 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for the Company for interim or annual period beginning after December 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 and does not believe the adoption will have a material impact on its financial statements.

3. Accounts Receivable, Net

         Accounts receivable consisted of billed receivables, unbilled receivables and the allowance for doubtful accounts as follows:

(In thousands)	March 31, 2005	December 31, 2004

Billed receivables	$19,735	$20,259
Unbilled receivables	17,902	17,661
Allowance for doubtful accounts	(3,134)	(2,434)

Accounts receivable, net	$34,503	$35,486

4. Earnings Per Share

         The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share that are presented on the statements of operations.

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004

Numerator:
Net Income	$1,315	$3,492

Denominator
Denominator for basic earnings per share
Weighted average shares outstanding	9,806	8,361
Effect of dilutive securities:
Employee and director stock options and warrants	1,409	1,306

Denominator for diluted earnings per share
Adjusted weighted average shares outstanding	11,215	9,668

Basic earnings per share	$0.13	$0.42

Diluted earnings per share	$0.12	$0.36

5. Stock-Based Compensation

         The Company accounts for stock based compensation to employees using the intrinsic value method. Pro forma information regarding net income and net income per share available to common shareholders is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ graded vesting period.

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

         If the Company had accounted for its stock-based employee and outside director’s compensation under the minimum fair value recognition and measurement principles, the Company’s reported net income amounts would have been adjusted to the pro forma net income amounts presented below:

(In thousands)	Three Months Ended

	March 31, 2005	March 31, 2004

Pro Forma impact of fair value method (FAS 148)

Reported net income available to common shareholders	$1,315	$3,492

Less: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effects	(173)	(106)

Pro forma net income available to common shareholders	$1,142	$3,386

Earnings per common share

Basic - as reported	$0.13	$0.42
Diluted - as reported	0.12	0.36
Basic - pro forma	0.12	0.40
Diluted - pro forma	0.10	0.35

Weighted average Black-Scholes value assumptions

Risk free interest rate	3%	5%
Expected life	3 yrs	3 yrs
Expected volatility	36% - 183%	87% - 183%
Expected dividend yield	0%	0%

6. Related Party Transactions

         During the three months ended March 31, 2005, the Company had no related party transactions.

7. Put Warrant Obligation

         SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) free standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

         At March 31, 2004, the Company’s stock closed at $4.90 per share. The decrease in the market price from the valuation at December 31, 2003, based on a December 31, 2003 close price of $8.50 per share required the Company to record a decrease in the value of the puttable warrant obligation of $2.0 million for the three months ended March 31, 2004, as other financing income in accordance with SFAS No. 150.

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

         As of the three months ended March 31, 2005, the Company has no puttable warrant obligations.

8. Contingencies

         During 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of its common stock. The complaint seeks unspecified damages. On March 15, 2005, this case was dismissed without prejudice for failure to state a claim. On April 12, 2005 this case was appealed. While this lawsuit is being appealed, the Company believes the case has no merit and will continue to contest this suit vigorously.

         On July 15, 2004, a class action lawsuit Frederick T. Pappey, et al. vs. Gexa Corp., Neil Leibman, Marcie Zlotnik and Sarah Veach, Civil Action No. H-04-2869, was filed in the United States District Court for the Southern District of Texas, Houston District. The complaint alleged, among other things, that the Company’s publicly filed reports and public statements contained false and misleading information, which resulted in damages to the plaintiff and members of the proposed class when they purchased the Company’s securities. Specifically, the complaint alleged that the Company overstated revenue during the second and third quarters of 2003 by $2.07 million and $2.05 million, respectively, by utilizing an improper accounting method for calculating sales of electric power. The complaint alleged that the Company’s conduct and the conduct of the other defendants violated Sections 10(b) and 10b-5 and that the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The complaint sought unspecified damages. On December 20, 2004, the lawsuit was dismissed without prejudice. While this lawsuit could be refiled at a later date, the Company believes the lawsuit has no merit and will vigorously defend any such refiled action.

         On November 30, 2004, the Company entered into a settlement with Cappello Capital Corp., or Cappello, relating to the matter of Cappello Capital Corp. vs. Gexa Corp., originally filed in the Los Angeles Superior Court-West District. Cappello’s complaint alleged a breach of contract regarding investment banker fees being claimed by Cappello in connection with the credit facility with Highbridge/Zwirn Special Opportunities Fund, L.P. In exchange for Cappello’s agreement to dismiss the lawsuit and release its claims against the Company, the Company agreed to: (i) pay Cappello $275,000, (ii) issue to Cappello warrants dated November 1, 2004, to purchase 400,000 shares of Company common stock at an exercise price of $4.50 per share, and (iii) issue to Cappello an interest free unsecured promissory note in the principal amount of $500,000. The Company accrued $1.2 million in the third quarter of 2004 in investment banking charges to other assets as deferred financing cost to be amortized over the life of the Highbridge facility.

         On December 2, 2004, the Company was sued in the matter of Essential Utilities Corporation v. Gexa Energy Corp., Cause No. 04-12056, in the 191st District Court of Dallas County, Texas. The petition alleges breach of contract, quantum meruit, conversion and unjust enrichment in connection with the alleged nonpayment of consultation fees. The amount of the claim is unknown. This case is in the preliminary stages, and the Company intends to contest this suit vigorously.

         On January 31, 2005, a lawsuit styled Griffin/Juban Capital Management, L.L.C. d/b/a GC Realty Services v. Gexa Corporation was filed in the 11th Judicial District Court of Harris County, Texas. This lawsuit claims that the Company agreed to provide Continental frequent flyer miles to the plaintiff in turn for doing business with the Company. The plaintiff has sued the Company for breach of contract, fraud and negligent misrepresentation. The amount of damages sought in the lawsuit is unknown. This case is in the preliminary stages, and the Company intends to contest this suit vigorously.

         On or about February 11, 2005, the Company was made aware of a potential lawsuit that may be filed by Prenova, Inc. and 24 Hour Fitness USA, Inc. against the Company and XERS, Inc. d/b/a XCEL Energy, Inc. The proposed complaint claims that the Company failed to timely provide electrical service to 24 Hour Fitness and, as a result, they incurred substantial damages in the form of significantly higher rates for several months in 2004. The claimants have alleged damages in the amount of $150,000.00 plus interest and attorneys’ fees. If filed, the Company intends to contest this suit vigorously.

         The Company is also involved in various receivable collections matters as a plaintiff. The Company believes that there are no pending matters that will have a significant impact on its financial position or results of operations.

9. Income taxes

         The effective income tax rate reflected in the ‘Income tax expense’ item of the Statement of Income for the three months ended March 31, 2004 is lower than the Company’s expected effective tax rate of approximately 37%. Included in ‘Income before taxes’ is approximately $2.0 million ‘Other financing income’ related to puttable warrants; the income related to the puttable warrants is not taxable. Therefore, ‘Income before Income tax expense’ is reduced by the amount of the ‘Other financing income’ prior to calculating ‘Income tax expense’, lowering the effective tax rate. For the three months ended March 31, 2005, there was no puttable warrant income included in ‘Income before Income tax expense’.

10. Significant events

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

         Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s shareholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) approval by the Public Utility Commission of Texas (the “PUCT”) of an amendment application regarding the change of ownership of the Company with respect to its retail electric provider license and, if required by the PUCT, of an application for recertification, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) the Company having $13.5 million of Working Capital (as defined in the Merger Agreement) as of month end not ending more than 60 days prior to closing, (vi) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s or FPL Group’s business, as applicable, and (vii) receipt of customary tax opinions. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay FPL Group a termination fee of $3.25 million.

         The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, included as Exhibit 2.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005.

         The Company also amended the Amended and Restated Employment Agreement, dated as of October 28, 2004, between the Company and Neil M. Leibman, the Company’s Chairman and CEO (the “Employment Agreement”), to exclude the consummation of the Merger and the other transactions contemplated by the Merger Agreement from certain payments he would otherwise be entitled to receive in the event of a change in control transaction. The foregoing description of the amendment to the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment to the Employment Agreement, included as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005.

         At the Effective Time, Mr. Leibman will be employed by the Company as its President, and will be compensated pursuant to a new Employment Agreement with the Company, and the Employment Agreement, as amended by the amendment to the Employment Agreement, will automatically be terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

         This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the pending merger with the FPL Group Inc., our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our assumptions regarding the competitive restructuring and deregulation of the electricity market, competition from utility companies, our dependence on the services of certain key personnel and our ability to manage our growth successfully. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

         When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate”, “predicts”, “projects”, “targets”, “will likely result”, “may”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

         You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. Before you invest in our stock, you should be aware that the occurrence of any of the events described in Item 3 and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

Results of Operations

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)

Sales	$78,261	$50,513
Cost of goods sold	68,330	43,147

Gross profit	9,931	7,366

Selling, general & administrative expenses	7,491	4,702

Income from operations	$2,440	$2,664

Cost of goods sold %	87.3%	85.4%

Gross profit %	12.7%	14.6%

Revenues

         Operating revenue for the three months ended March 31, 2005 was $78.3 million compared with operating revenue of $50.5 million for the three months ended March 31, 2004, an increase of 55%. The increased revenues were driven by higher volumes and commodity prices. We believe the volume was favorably impacted by consumer confidence in the deregulated markets and the continued success of our marketing strategy. The majority of our revenues come from the flow of electricity to customers. However, we also generate revenues from “pass through of TDSP charges”, a standard base charge to each customer, contract cancellation fees, disconnection fees, and late fees. As of March 31, 2005, we had approximately 113,000 customer meters compared with approximately 70,000 customer meters as of March 31, 2004.

         In addition, during the three months ended March 31, 2005, our marketing department continued to contract with multi-family communities to secure their commercially paid meters and gain access to current and future residents through direct marketing at the leasing offices. These sales provide us with a large number of customers at low costs of acquisition. As of March 31, 2005, we had marketing agreements with approximately 650 apartment communities as compared with approximately 600 as of December 31, 2004. As of the date of this report, the Company has 800 apartment communities with marketing agreements.

         We have plans to expand our internal sales force during 2005, primarily to focus on our value added service offerings. This expansion will enable us to continue to penetrate new markets and to cost effectively expand our presence throughout Texas.

Cost of Goods Sold

         Cost of goods sold, which is recognized concurrently with related energy sales, primarily includes the aggregated cost of purchased electric power and fees incurred from TDSP’s. Our cost of goods sold increased to $68.3 million for the three months ended March 31, 2005, an increase of $25.2 million, or 58%, from $43.1 million for the three months ended March 31, 2004. The significant increase in cost of goods sold is primarily a result of the following:

•	increase in our customer base; and

•	increase in cost per retail kwh delivered, which occurred primarily as a result of increased natural gas costs, which are a significant factor influencing electricity costs.

         Our gross profit for the quarter increased over the prior year quarter by $2.6 million. While larger sales volumes increased our gross profit over the prior year quarter, our gross profit percentage for the quarter decreased. The major factors that impacted our gross profit percentage for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, were:

•	Customer mix: Due to competitive market forces, pricing for commercial contracts typically yield lower margins per kwh than pricing for residential contracts. Despite typically lower margins for commercial accounts, we believe the administrative costs (as a percentage of sales) for commercial accounts are significantly lower than for single and multi-family customers, and commercial accounts provide attractive profit opportunities. In general, when commercial accounts increase as a percentage of our portfolio, our overall gross profit per kwh will decrease.

•	Cost of electricity supply purchases: The price of natural gas is the primary driver of our electricity supply cost. We attempt to mitigate our exposure to price volatility by matching, as accurately as possible, power purchases to expected demand. For term customers, we generally purchase electricity supply to match the length of the customer’s contract. Single and multi-family customers are on the equivalent of month-to-month contracts, for which we purchase electricity on month-ahead and day-ahead contracts. In an environment of rapidly rising natural gas prices, we are unlikely to raise our month-to-month customers’ prices as quickly as our costs increase. We believe this is the primary reason that our gross profit has decreased from the three months ended March 31, 2005, as compared with the three months ended March 31, 2004.

•	Competitive pricing: As a REP operating in the deregulated retail electricity market in Texas, part of our strategy is to offer electricity rates at a discount to the affiliated REP’s “price-to-beat” rates. While this strategy has led to significant growth in our customer base, it can cause our margins to decrease during periods of rising supply costs if “price-to-beat” rates are not increased.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as of March 31, 2005, were $7.5 million compared with selling, general and administrative expenses of $4.7 million for the three months ended March 31, 2004, an increase of 59%.

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004

Billing fees	$207	$514
Sales commissions	1,540	799
Bad debt	1,787	1,334
Salaries and other	3,957	2,055

Total	$7,491	$4,702

         Billing fees are primarily costs paid to third party EDI providers to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills. Billing fees decreased to $0.2 million for the three months ended March 31, 2005, a decrease of $0.3 million, or 60% from $0.5 million for the three months ended March 31, 2004. Billing fees have decreased primarily as a result of a change in EDI providers. This change resulted in savings of approximately $0.2 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.

         Sales commissions are fees paid to employees and external contractors for new customer acquisitions. Sales commissions increased to $1.5 million for the three months ended March 31, 2005, an increase of $0.7 million, or 93%, from $0.8 million for the three months ended March 31, 2004. Sales commissions are primarily paid in three ways:

•	one-time payment upon collection of the first month’s bill from the customer;

•	residual ongoing payments as a percentage of the customers’ bills or an amount per kwh delivered to the customer; and

•	payments to Continental and American Airlines based on miles earned by the customer.

         The increase in sales commissions for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, is primarily the result of customer growth, an increase in new commercial customers which have a higher acquisition cost, and additional commissions incurred in 2005 related to the Continental and American Airline partner programs.

         Bad debt expense increased to $1.8 million for the three months ended March 31, 2005, an increase of $0.5 million, or 34%, from $1.3 million for the three months ended March 31, 2004. Bad debt expense, as a percentage of total revenue decreased to 2.3% for the three months ended March 31, 2005, from 2.6% for the three months ended March 31, 2004. Bad debt expense improved as a result of the implementation of late fees, improved collection procedures, improved credit check processes and the addition of disconnection rights, which were granted by the PUCT during 2004 and implemented in the third quarter of 2004.

         Salaries and other increased to $4.0 million for the three months ended March 31, 2005, an increase of $1.9 million, or 93% from $2.1 million for the three months ended March 31, 2004. The primary increases in salaries and other are as follows:

•	salaries of $1.0 million;

•	bank fees of $0.3 million;

•	professional fees of $0.5 million; and

•	telephone, rent and other office expenses of $0.1 million.

         Salaries expense has increased significantly year over year as a result of normal staff additions to accommodate growth and, as necessary, to improve our system of internal controls as discussed in Item 4. Controls and Procedures. The positions added during 2004 following the end of the first quarter included Chief Financial Officer, Corporate Controller, Manager of Financial Reporting, Manager of Human Resources, Director of Operations, Manager of Transaction Processing, a significant number of customer service representatives (approximately 16), and a significant number of information technology positions related to our relocating the GEMS billing system from Atlanta, Georgia, to Houston, Texas. Although salaries expense has significantly increased year over year, we anticipate that the overall rate of increase will be lower than the overall sales growth rate.

         Bank fees are primarily related to customer lockbox processing and credit card processing. Credit card processing fees increased year over year due to the fact that during 2004, following the end of the first quarter, we began offering customers the alternative of paying their bill with a credit card on a recurring basis. These costs increased in line with our customer growth. Professional fees increased primarily as a result of legal and investment banker fees associated with the pending Merger with the FPL Group, Inc. Telephone, rent and other office expenses primarily increased as a result of the relocation of our corporate offices in 2004 and an upgrade of the customer service phone system.

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

         Working capital (current assets less current liabilities) increased to $14.9 million as of March 31, 2005, compared with $12.3 million as of December 31, 2004. The primary components of the increase are:

•	Increase in current assets of $1.9 million. This is a result of an increase in cash of $2.3 million offset by a decrease in accounts receivable of approximately $1.0 million, an increase in the deferred tax asset of approximately $0.5 million and an increase in other current assets of $0.1 million. This increase is primarily due to customer growth and seasonality.

•	Decrease in current liabilities of $0.7 million. The primary reasons are as follows:

•	Accrued electricity, accounts payable and other accrued expenses increased by $2.0 million due primarily to customer growth and seasonality.

•	Customer deposits increased by approximately $0.6 million due to customer growth.

•	Taxes Payable decreased by $3.3 million due to the payment of federal income tax for fiscal 2004 during the first quarter of 2005.

         Our use of capital is primarily driven by working capital needed to operate as a REP. We experience a time delay between purchasing electricity to flow to customers and receiving payments from our customers. This working capital cycle is impacted by seasonality and customer growth rates. As of March 31, 2005, our days sales outstanding was approximately 40 days when considering both the billed and unbilled receivables concurrently. Pursuant to our agreement with TXU Portfolio Management Company LP (“TXU PM”), payments to TXU PM for monthly electricity purchases are made on the last business day of the month following delivery.

         Seasonality impacts our working capital needs, as the hotter summer months (driven by air conditioning) increase our electricity needs during the second and third quarters, and commensurately reduces those needs in the first and fourth quarters. With respect to customer growth rates, our constant addition of customers drives an increasing need for working capital funding for electricity purchases. Over time, should our growth rate level off, we would anticipate funding working capital from cash reserves on hand. However, given our growth rates, we have continued needs for additional sources of working capital financing to purchase electricity and expand our operations. In addition to working capital, we spend capital for investments in operational infrastructure to serve our customers; however, this amount is relatively minor compared to the working capital required for electricity purchases.

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

         As of March 31, 2005, we had deposited approximately $7.2 million with JP Morgan Chase Bank to obtain letters of credit allowing us to purchase power on forward contracts from TXU PM, buy and sell power in the daily balancing markets and pay TDSP invoices for metering charges passed through to customers on thirty-five day terms. We believe that we have sufficient liquidity (described below) to support the letters of credit that may be required.

         We have several sources of liquidity to provide the increased level of working capital to support our growth in customer load and purchases of power and other services to support that customer growth:

•	Cash from Operations: During the three months ended March 31, 2005, we generated approximately $2.3 million in cash from operations. The primary source of cash during the three months ended March 31, 2005, was a decrease in accounts receivable of $1.0 million and an increase in accrued electricity of $1.5 million. Accounts receivables are then billed at the conclusion of a month’s electricity usage and due within 16 days of the invoice. The total time from revenue accrual to receipt of payment was approximately 40 days as of March 31, 2005.

•	Highbridge/Zwirn Special Opportunities Fund, L.P. Credit Facility (“The Facility”): On July 8, 2004, we entered into the Facility with Highbridge/Zwirn Special Opportunities Fund, L.P. The Facility, which matures on July 8, 2007, may be used to provide working capital for our normal routine operations and for providing a cash reserve to collateralize letters of credit that we are required to post. The Facility is secured by a lien on substantially all of our assets, subject to the liens already held on such assets by TXU and/or JP Morgan Chase. As of March 31, 2005, we were in compliance with all financial covenants under the credit agreement and we had no outstanding borrowings under the Facility.

•	Equity: During the three months ended March 31, 2005, we raised approximately $425,000 through the exercise of options to acquire 300,000 shares of common stock by a former officer of our Company. Of the 300,000 shares, 250,000 shares were exercised at $1.50 per share and the remaining 50,000 shares were exercised at $1.00 per share. These funds were designated to be used to support our continued operational expansions.

         We believe that cash flow plus the advances from the Facility will provide the required liquidity to address our current growth rate in the Texas market in 2005. We continue to assess new deregulated markets in other states, and as of March 31, 2005, we are currently providing retail electricity service to customers in Massachusetts and have received approval to provide retail electricity service to customers in New York and Maine as of April 2005. We intend to expand our business by leveraging our relationships with existing customers in Texas that have operations in these other states without incurring significant additional operating costs.

Critical Accounting Policies

         Following are critical accounting policies adopted by us for use in the preparation of key material financial data.

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

Revenue and Cost Recognition

         We record electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customer’s meter. Electric services are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kwh in effect at the time.

         We use a revenue estimation method referred to as the “flow” technique. The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three time frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a ‘resettlement’ is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

         Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such resettlements are booked in the month in which the cost of goods sold (“COGS”) effect of those resettlements is realized. This allows for a proper matching of revenues with COGS.

         Sales represent the total proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost. COGS includes electric power purchased and pass through charges from the TDSPs in the areas serviced by us. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation by the PUCT.

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

         The large number of customers and significant volume of transactions create a challenge to manage receivables as well as to estimate the account balances that ultimately will not be paid by the customers (“bad debt write-offs”). We use a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month’s gross revenues. For the three months ended March 31, 2005, and the three months ended March 31, 2004, our bad debt expense was approximately $1.8 million, or 2.3% of sales and $1.3 million, or 2.6% of sales, respectively.

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

         We have initiated a variety of actions targeted to reduce the amount of bad debt that we incur. The principal actions are as follows:

•	improved policies requiring credit reviews, deposits, and late fees; and

•	implemented more aggressive collection efforts including customer disconnections.

         Accounts Receivable contains billed receivables, unbilled receivables and the allowance for doubtful accounts as follows:

(In thousands)	March 31, 2005	December 31, 2004

Billed receivables	$19,735	$20,259
Unbilled receivables	17,902	17,661
Allowance for doubtful accounts	(3,134)	(2,434)

Accounts receivable, net	$34,503	$35,486

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           In the three months ended March 31, 2005 we used a combination of long term contracts, short term contracts, month-ahead purchases, an day-ahead purchases to match up with forecasted demand of our commercial customers on long term sales contracts, commercial customer on month-to-month contracts, and residential customers (which are all on month-to-month contracts). We apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts. Accordingly, we record revenue generated from our sales contracts as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. During the three months ended March 31, 2005, we did not use financial hedging, or derivative instruments in the future, although we may use derivatives for hedging purposes in the future. Additionally, we do not purchase power until we have locked in our respective customers for whom power will be supplied and purchased.

Item 4. Controls and Procedures.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely accumulations and communicating to our management of the information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

         During the audit of our fiscal year end 2004, our independent auditors, Hein & Associates LLP (“Hein”), issued a material weakness letter noting significant deficiencies in our internal controls.

         On March 25, 2005, Hein issued a material weakness letter related to the audit of our fiscal year end 2004 identifying a deficiency in our internal controls. The deficiency identified by Hein was that we did not adequately provide information to Hein regarding a control deficiency over input of rates into our billing system and a resulting reserve accrual. In addition, Hein indicated that the Company failed to fully investigate and quantify the extent of the error caused by such control deficiency. The deficiency arose in connection with our determination of the size of our reserve for customer credits to be issued relating to errors in inputting rates on our billing system. The input errors were originally discovered by our management during the third quarter of fiscal 2004, and we set a reserve at that time of $500,000 for customer credits related to the input errors. Prior to receiving the letter from Hein, we made a decision to increase our reserve for customer credits related to the input errors to $918,000 as of December 31, 2004. Hein did not believe we adequately disclosed the input errors to them prior to its audit of the 2004 financials and that we further did not fully investigate and quantify the extent of the input errors in our original reserve estimates.

         Further, in response to the initial inquiries of Hein related to this matter, the Audit Committee of our Board of Directors, with the assistance of external counsel, conducted a review of this matter through discussions with the outside auditor, review of the applicable documents and interviews and discussions with our management. The Audit Committee recommended an action plan related to this material weakness, which was implemented immediately and included the following findings and action items:

•	in 2004, we created a Disclosure and Materiality Committee that includes our CEO, CFO, COO and those staff people responsible for SEC reporting and monitoring of new or amended regulations, including the employee responsible for investor relations. The committee shall be responsible for the determination that disclosure of all material information has been made in each applicable proposed public filing or furnishing of information by us pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and that all disclosures are made on a timely basis. Our outside accountants and counsel will be invited to participate in any meeting of this committee and the timing of those meetings will be set to ensure their attendance.

•	any reserves suggested by our management for inclusion in our financial statements must be disclosed to and approved by the Audit Committee and disclosed to our outside auditors, in each case with sufficient detail to enable an understanding of the reasons for the reserve. Upon establishment of any such reserve, our management shall, in subsequent financial periods, perform the applicable investigation to confirm the need and size of such reserve, as applicable, and report those findings to the Audit Committee and outside auditors on a timely basis.

•	It is the audit committee’s opinion that:

•	our company experienced two control deficiencies: (1) inadequate control over rates manually input into our billing system; and (2) inadequate disclosure to Hein and the Audit Committee of our discovery of that control deficiency and the reasons behind the creation of a reserve to our unbilled account in its financial statements;

•	the control deficiency related to differences between rates and the billing system was fixed by us as of the third quarter of 2004 and as of December 31, 2004, probably did not result in a material error to the Company’s financial statements; and

•	no intentional misconduct or intentional omissions had occurred in connection with the auditor matters or the scope of investigation by any of our employees.

         We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controlled objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         Based on the evaluation described above and the implementation of the action plans described above, our Chief Executive Officer and Chief Financial Officer concluded, as of March 25, 2005, that our disclosure controls and procedures are effective at reaching that level of reasonable assurance.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         During 2003, the Company was sued in the matter of Kyle Holland vs. Gexa Corp. et al. in the United States District Court, Western District of Texas. Mr. Holland alleged damages in connection with his acquisition of our common stock. The complaint seeks unspecified damages. On March 15, 2005, this case was dismissed without prejudice for failure to state a claim. On April 12, 2005 this case was appealed. While this lawsuit is being appealed, we believe it has no merit and we will contest this suit vigorously.

         On July 15, 2004, a class action lawsuit Frederick T. Pappey, et al. vs. Gexa Corp., Neil Leibman, Marcie Zlotnik and Sarah Veach, Civil Action No. H-04-2869, was filed in the United States District Court for the Southern District of Texas, Houston District. The complaint alleged, among other things, that Gexa’s publicly filed reports and public statements contained false and misleading information, which resulted in damages to the plaintiff and members of the proposed class when they purchased Gexa’s securities. Specifically, the complaint alleged that Gexa overstated revenue during the second and third quarters of 2003 by $2.07 million and $2.05 million, respectively, by utilizing an improper accounting method for calculating sales of electric power. The complaint alleged that Gexa’s conduct and the conduct of the other defendants violated Sections 10(b) and 10b-5 and that the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The complaint sought unspecified damages. On December 20, 2004, the lawsuit was dismissed without prejudice. While this lawsuit could be refiled at a later date, Gexa believes the lawsuit has no merit and will vigorously defend any such refiled action.

         On November 30, 2004, Gexa entered into a settlement with Cappello Capital Corp., or Cappello, relating to the matter of Cappello Capital Corp. vs. Gexa Corp., originally filed in the Los Angeles Superior Court-West District. Cappello’s complaint alleged a breach of contract regarding investment banker fees being claimed by Cappello in connection with the credit facility with Highbridge/Zwirn Special Opportunities Fund, L.P. In exchange for Cappello’s agreement to dismiss the lawsuit and release its claims against Gexa, Gexa agreed to: (i) pay Cappello $275,000, (ii) issue to Cappello warrants dated November 1, 2004, to purchase 400,000 shares of Gexa common stock at an exercise price of $4.50 per share, and (iii) issue to Cappello an interest free unsecured promissory note in the principal amount of $500,000. Gexa accrued $1.2 million in the third quarter of 2004 in investment banking charges to other assets as deferred financing cost to be amortized over the life of the Highbridge facility.

         On December 2, 2004, Gexa was sued in the matter of Essential Utilities Corporation v. Gexa Energy Corp., Cause No. 04-12056, in the 191st District Court of Dallas County, Texas. The petition alleges breach of contract, quantum meruit, conversion and unjust enrichment in connection with the alleged nonpayment of consultation fees. The amount of the claim is unknown. This case is in the preliminary stages, and Gexa intends to contest this suit vigorously.

         On January 31, 2005, a lawsuit styled Griffin/Juban Capital Management, L.L.C. d/b/a GC Realty Services v. Gexa Corporation was filed in the 11th Judicial District Court of Harris County, Texas. This lawsuit claims that Gexa agreed to provide Continental frequent flyer miles to the plaintiff in turn for doing business with Gexa. The plaintiff has sued Gexa for breach of contract, fraud and negligent misrepresentation. The amount of damages sought in the lawsuit is unknown. This case is in the preliminary stages, and Gexa intends to contest this suit vigorously.

         On or about February 11, 2005, Gexa was made aware of a potential lawsuit that may be filed by Prenova, Inc. and 24 Hour Fitness USA, Inc. against Gexa and XERS, Inc. d/b/a XCEL Energy, Inc. The proposed complaint claims that Gexa failed to timely provide electrical service to 24 Hour Fitness and, as a result, they incurred substantial damages in the form of significantly higher rates for several months in 2004. The claimants have alleged damages in the amount of $150,000.00 plus interest and attorneys’ fees. If filed, Gexa intends to contest this suit vigorously.

         The Company is also involved in various receivable collections matters as a plaintiff. Gexa believes that there are no pending matters that will have a significant impact on its financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 12, 2005 and February 7, 2005, the Company issued 4,250 and 15,535 shares of common stock respectively to Continental Airlines for services provided for the One Pass® partner program. The common stock was issued at market prices of $5.01 and $6.40 respectively on date of issuance. The shares of common stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as that did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Amended and Restated Agreement dated as of October 21, 2003, among the Company, Gexa Gold Corp., Robert D. McDougal, Justin Rice, Gary Rice, and Neil M. Leibman	Exhibit 2.1 to Form 8-K/A, filed on December 9, 2003

*2.2	Agreement and Plan of Merger dated as of March 28, 2005, among FRM Holdings, LLC, WPRM Acquisition Subsidiary, Inc. FPL Group, Inc. and Gexa Corp.	Exhibit 2.1 to Form 8-K, filed on March 28, 2005

2.3	Voting Agreement	Exhibit 2.2 to Form 8-K filed on March 28, 2005

3.1	Articles of Incorporation of the Company.	Exhibit 3.1 to Form 8-K/A, filed on June 21, 2001

3.2	Bylaws of the Company.	Exhibit 3.2 to Form 8-K/A, filed on June 21, 2001

10.1	Form of Indemnification Agreement between the Company and each of its directors and certain officers	Exhibit 10.1 to Form 8-K, filed on January 31, 2005

10.2	Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005, between Gexa Corp. and Neil M. Leibman	Exhibit 10.1 to Form 8-K, filed on March 28, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Schedules and similar attachments to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gexa Corp.

By: /s/ Neil M. Leibman
Neil M. Leibman, Chairman, President and CEO
(Principal Executive Officer)
Dated: May 12 2005
Houston, TX

By: /s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial Officer)
Dated: May 12, 2005
Houston, Texas

EXHIBITS ARE ON FOLLOWING PAGES

2.1	Amended and Restated Agreement dated as of October 21, 2003, among the Company, Gexa Gold Corp., Robert D. McDougal, Justin Rice, Gary Rice, and Neil M. Leibman	Exhibit 2.1 to Form 8-K/A, filed on December 9, 2003

*2.2	Agreement and Plan of Merger dated as of March 28, 2005, among FRM Holdings, LLC, WPRM Acquisition Subsidiary, Inc. FPL Group, Inc. and Gexa Corp.	Exhibit 2.1 to Form 8-K, filed on March 28, 2005

2.3	Voting Agreement	Exhibit 2.2 to Form 8-K filed on March 28, 2005

3.1	Articles of Incorporation of the Company.	Exhibit 3.1 to Form 8-K/A, filed on June 21, 2001

3.2	Bylaws of the Company.	Exhibit 3.2 to Form 8-K/A, filed on June 21, 2001

10.1	Form of Indemnification Agreement between the Company and each of its directors and certain officers	Exhibit 10.1 to Form 8-K, filed on January 31, 2005

10.2	Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005, between Gexa Corp. and Neil M. Leibman	Exhibit 10.1 to Form 8-K, filed on March 28, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Schedules and similar attachments to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.